Form 10-K
period 2016-03-31
Unleashed Inc.
filed 2016-06-29
CIK 1666114

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended March 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___ to ____.

Commission file number: 333-209429

UNLEASHED, INC.

(Exact name of registrant as specified in its charter)

Nevada	36-4811250
(State of Incorporation)	(I.R.S. Employer I.D. Number)

Rastislavova 12, 949 01 Nitra, Slovakia

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: +42 123 6760

Securities registered under Section 12 (b) of the Act:

Title of each class to be registered	Name of exchange on which each class is to be registered
None	None

Securities registered under Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes  ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No (Currently inapplicable to Registrant)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐ (Currently inapplicable to Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal year end, March 31, 2016: N/A.

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of June 29, 2016 was 16,940,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Description of Business.

Description of Business

Company Overview

We were incorporated as Unleashed Inc. on March 5, 2015 in the State of Nevada for the purpose of designing, distributing and selling swim, surf and open water related products to customers. Our office address is Rastislavova 12, 949 01 Nitra, Slovakia, our phone is +42 123 6760 and our website is www.unleashedhardware.com.

Commencing in December 2014, Mr. Anthony Ridding, our founder and Chief Executive Officer, initially operated the business as a sole proprietor under the dba “Unleashed Hardware Inc.” Thereafter, on or about March 5, 2015, he contributed the business assets and liabilities of his sole proprietorship to the Company. The first sales occurred in August 2015.

We were incorporated as Unleashed Inc. on March 5, 2015 in the State of Nevada for the purpose of designing, distributing and selling swim, surf and open water related products to customers.

Since inception the Company has successfully designed, tested and refined our Stand Up Paddleboard and Swim Tow Floats, secured product manufacturers in China, created and launched our website www.unleashedhardware.com, established distribution channels for our products through our web-site and other third parties, and commenced the commercial sale of our products. The first sales of both of these products occurred in August 2015.

Products are currently manufactured in China and distributed from the UK, all payments to date have been taken in pounds sterling. Research and development takes place in Slovakia. We have payment facilities on our website, eBay and a number of products for sale in retail outlets on a sale or return basis.

Registration Statement

We filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on February 8, 2016 pursuant to which we registered an offering to raise up to $250,000 in gross proceeds from sale of our common stock at a price per share of $0.005 (for a total of 50,000,000 shares of common stock). The registration statement was declared effective on April 15, 2016. As of the date of this report, we have sold 1,940,000 shares of our common stock in the offering and raised $9,700 in offering proceeds.

Our Products

We currently produce and sell two main products:

(1) Stand-up Paddleboard. Our stand up paddleboard (referred to as SUP) is inflatable and made from reinforced PVC. The device includes a carbon fiber paddle, hand pump, removable fin, carry bag, and repair kit. The board is 11 feet in length and designed for use by individuals with a weight of up to 120 Kgs (265 lbs).

(2) Dry Bag and Tow Float. Our dry bag and tow float is an inflatable floatation device with dry storage. The bag consists of a two-part inflatable 35liter storage system, connected to the swimmers waist by straps and towed behind by a leash. Storage is typically used for items such as food, clothing and communication devices. From a safety aspect, the bag can be used as a flotation device for fatigued swimmers and is bright orange in color to act as a safety beacon to other water users. The design of the product allows for participants to function without disruption to swimming.

Our products have been designed in Slovakia by our President and manufactured in China.

Market Analysis

Our founder, Anthony Ridding, has been involved with the manufacture and design of products for over 40 years and has extensive product manufacturing experience. Ms. Candice Tomkins, our director holds a degree in graphic design enabling us to create technical products designed specifically for our target market.

We consider both surfboard and general open water swimming product manufacturers and retailers to be our competition. Our products are competitively priced. We offer customers significant savings compared to our competition, while offering high quality, well designed products. Our SUP’s (Stand up paddleboard) sell for $680 and dry bag and tow floats sell for $35, whereas similar retailers are priced at around $1,000 and $45, respectively.

‘Unleashed Hardware’ incorporates original, innovative designs and logo’s with competitive pricing and good quality. We also offer an image of sport outdoor adventurous brands with the aim of generating a following and increased customer brand loyalty.

There are thought to be in excess of 23 million surfers worldwide whilst swimming is consistently found to be among the top recreational activities undertaken by the public. Stand-up paddle boarding is considered to be the fastest- growing water sport in the world due to the accessibility of flat-water areas across all continents. We intend to target this market of surfers, tri-athletes, swimmers, outdoor sporting enthusiasts and recreational users.

Our sales are seasonal; the majority of our sales have come from customers in the UK during the summer months. Despite this trend, we are seeing increased interest globally and more particularly from the Americas, Europe and the southern hemisphere although all of our sales to date have been made locally in the UK. The majority of our sales have been made in person with a small number of direct sales through our website (http://www.unleashedhardware.com). We anticipate an increase in direct sales through our website and through third party ecommerce sites such as eBay, Gumtree and others through our distributors as small retail shops in the future.

Manufacturing

We currently outsource the production of our products to manufacturers in China. We have no written agreement with these manufacturers to manufacture our products. Our arrangement with our manufacturer to acquire inventory is strictly through purchase orders. We are not reliant upon any one manufacturer to produce our products.

It is our present intention to continue our relationship with our existing manufacturers. However, in time, and if we are able to raise capital, we are looking to bring part of the process in house. At this point we would require a workshop to assemble our products. We are currently investigating suitable premises and calculating the required square footage that will be necessary to further develop and increase production.

Marketing

We recognize the critical importance of marketing. We will require a properly designed and executed marketing plan to ensure market penetration and business success.

Our intention is to generate initial sales from our e-commerce website. As our company grows, we plan to obtain a retail space in which customers can see and purchase our products. We believe this will give us another point of sale and increased credibility as a retailer. To successfully penetrate the US market, management will attempt to distribute products in established retailers in the US. Management believe this will provide an instant route to market and increased brand and product credibility in the US.

Our marketing plan will include advertisement on the internet and sites that are already a popular place for potential customers. We also aim to develop cost effective marketing through online social networks such as Facebook, Instagram, Google AdWords and Twitter. Currently our website is only available in English but we plan to make it accessible in a range of languages in order to reach worldwide sales. We also have a direct marketing strategy in which we will distribute marketing material such as flyers and stickers for swim, triathlon and surfing events. These events are typically attended by our target market and are considered a cost effective method of direct marketing. We also intend to focus on search engine optimization (SEO) to consider how search engines work, what people search for, the actual search terms or keywords typed into search engines and which search engines are preferred by our targeted audience. By determining this, we hope to direct more targeted traffic to our site.

Sales

Since inception, we have sold approximately 15 SUP’s and 80 tow float bags. Our sales have been generated through online sales through our e-commerce website and at triathlon and surfing events in the United Kingdom we have attended.

Our Website

Our web-site is www.unleashedhardware.com. Presently, our site is able to conduct limited, e-commerce transactions, however, we plan to position Unleashed Inc. as an original designer and distributor of swim, surf and open water related products. To do this, we have and will continue to put a great amount of time and resources into developing a premiere e-commerce website and alliances with reputable distributors. Currently, we have limited access to a world market due to the lack of funding that such a drive would require. We have designed and researched a strategy for this but have limited funds to introduce it. With the growth that we are planning we hope to focus more on this.

We are confident that development of our site will result in increased sales and profits. Our vision is to create a website that will become an integral part of our marketing, inventory control, sales and daily operations.

Competition

The SUP market is large, fragmented and highly competitive. The largest competitors include international manufacturers, national and regional sporting stores, specialty retailers, mass merchants and internet-based retailers. Established brands include Red Paddle Co, Fanatic, and BIC whose SUP’s retail at around $1,000. We consider these manufacturers and products to be our main competitors. There also are cheaper products retailing from $350, however, these are of low quality, and we do not consider ourselves to be in competition with these manufacturers. Our SUP’s are manufactured and finished to a high standard with branding that reflects our intended quality. We intend to sell our existing SUP’s for $680, thereby undercutting our competitors whilst offering products of a similar quality.

The dry bag and tow float market is relatively small with few competitors. Chillswim is thought to have the largest market share, and they have a presence both in retail outlets and online. Our product retails at $35 and theirs at $45, respectively.

The inflatable dry bag and tow float has seen an increase in competition since our product has entered the market place. Companies such as Zone3, 360 swim Safer Swimmer and LOMO have similar products at a higher price point. We will maintain a competitive advantage by having a lower price point which is advantageous with direct sales through our own website but reduces our potential revenues with distributors.

We believe that our competitive advantage is currently in two parts: firstly, our cost effectiveness and ability to undercut our nearest competitors, secondly, our ability to add to our product range with the design and manufacture of new products. A further competitive advantage that we hope to develop is our brand name and e-commerce website.

Regulation and Legislation

We are subject to labor and employment laws, laws governing advertising and promotions, privacy laws, product and other safety regulations, consumer protection regulations, environmental requirements and other laws that regulate retailers and govern the promotion and sale of merchandise and the operation of retail facilities. We believe that we are in compliance with applicable laws in all material respects.

Employees

We presently employ Anthony Ridding, as our President, CEO and Director, and Candice Tomkins, as our CFO, Secretary, Treasurer and Director. Mr. Ridding presently dedicates approximately 15 hours per week on our business while Ms. Tomkins also dedicates approximately 15 hours per week. Neither party is involved in any other business that would be considered competitive to the Company.

Facilities

We do not own any real property. We maintain our corporate office at Rastislavova 12, 949 01 Nitra, Slovakia. Our address in the United Kingdom is 19 Lever Street, Manchester, M1 1AN, United Kingdom.

Item 1A. Risk Factors.

Disclosure Regarding Forward Looking and Cautionary Statements.

Forward Looking Statements. Certain of the statements contained in this Annual Report on Form 10-K include "forward looking statements". All statements other than statements of historical facts included in this Form 10-K regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below in the Cautionary Statements section and elsewhere in this Form 10-K. All written and oral forward looking statements attributable to the Company or persons acting on behalf of the Company subsequent to the date of this Form 10-K are expressly qualified in their entirety by the Cautionary Statements.

Risk Factors

Risks Associated with Our Financial Condition

Because our auditor has issued a going concern opinion regarding our company, there is an increased risk associated with an investment in our company.

We have earned limited revenue since our inception which makes it difficult to evaluate whether we will operate profitably in the future. Revenues generated were $18,805 for the fiscal year ended March 31, 2016 and $0 for the period from March 5, 2015 through March 31, 2015. Operating expenses were $22,795 for the fiscal year ended March 31, 2016 and $2,273 for the period from March 5, 2015 through March 31, 2015. We have incurred a comprehensive net loss of $11,513 for the fiscal year ended March 31, 2016 and $2,270 for the period from March 5, 2015 (inception) through March 31, 2015. We have not attained sustained profitable operations since inception and are dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months. As of March 31, 2016, we had cash on hand in the amount of $5,158. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report dated June 29, 2016 as of and for fiscal year ended March 31, 2016 and the period from March 5, 2015 (inception) to March 31, 2015 that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

Because we have a limited operating history, it is difficult to evaluate your investment in our stock.

Evaluation of our business will be difficult because we have a limited operating history. To date, revenues are not substantial enough to maintain us without additional capital injection if we determine to pursue a growth strategy before significant revenues are generated. We face a number of risks encountered by early-stage companies, including our need to develop infrastructure to support growth and expansion; our need to obtain long-term sources of financing; our need to establish our marketing, sales and support organizations; and our need to manage expanding operations. Our business strategy may not be successful, and we may not successfully address these risks. If we are unable to sustain profitable operations, investors may lose their entire investment in us.

Risks Associated with Our Business Model

Because we may be unable to complete our development, manufacturing and commercialization of our products, we could face significantly harm to our business plans, prospects, results of operations and financial condition.

Commercializing our products depends on a number of factors, including but not limited to:

●	further product and manufacturing process development;

●	completion, refinement and management of our supply chain;

●	completion, refinement, and management of our distribution channels;

●	demonstration of efficiencies that will make our products attractively priced; and

●	development of an adequate sales force and sales channels necessary to distribute our products and achieve our desired revenue goals.

We cannot assure investors that the strategies we intend to employ will enable us to support the design, manufacture, distribution and selling of swim, surf and open water related products to customers. If we are unable to implement the necessary steps of our business plan, our prospects, results of operations and financial condition will suffer.

Because we do not have an exclusive agreement with our supplier that manufactures our products, we may be unable to effectively distribute our products or distribute them at all, which would adversely affect our reputation and materially reduce our revenues.

We do not own or operate any manufacturing facilities. We use only one supplier to manufacture each of our products. If we lose the services of our manufacturer, we may be unable to secure the services of replacement manufacturers. In addition, because we do not have a written agreement with our manufacturer, it could refuse to supply some or all of our products, reduce the number of products that it supplies or change the terms and prices under which it normally supplies our products. The occurrence of any such conditions will have a materially negative effect upon our reputation and our ability to distribute our products, which will cause a material reduction in our revenues.

We will rely in part upon distribution partners to distribute and sell our products, and we may be adversely affected if those parties do not actively promote our products or pursue customers who would have a potential demand for our products.

The majority of our sales have occurred through our ecommerce website and occasional sales on third party websites such as eBay. We have products in retail outlets on a sale or return policy. These retailers are small independent specialists with no related party links. These relationships have not been formalized in agreements, and may be subject to termination at any time. We cannot control the amount and timing of resources that our partners devote to activities on our behalf.

We intend to continue to seek strategic relationships to distribute and sell our products. We, however, may not be able to negotiate acceptable relationships in the future and cannot predict whether current or future relationships will be successful.

If the market for swim and surf related products does not experience significant growth or if our products do not achieve broad acceptance, we will not be able to achieve revenues.

We hope to achieve continued revenues from sales of our products. We cannot accurately predict, however, future growth rates or the size of the market for our products in the United States and Europe and other markets we engage in. Demand for our products may not occur as anticipated, or may decrease, either generally or in specific geographic markets, during particular time periods. The expansion of our products in the market depends on a number of factors, such as:

●	the cost, performance and appearance of our products and products offered by our competitors;

●	public perceptions regarding our products and the effectiveness and value of our products;

●	customer satisfaction with our products; and

●	marketing efforts and publicity regarding the needs for our product and the public demand for our product.

Even if our product gains wide market acceptance, we may not adequately address market requirements and may not be able to expand market acceptance. If our products do not achieve wide market acceptance, we may not be able to achieve our anticipated level of growth, we may not achieve revenues and results of operations would suffer.

If we are unable to gauge trends and react to changing consumer preferences in a timely manner, our sales will decrease, and our business may fail.

We believe our success depends in substantial part on our ability to offer our products that reflect current needs and anticipate, gauge and react to changing consumer demands in a timely manner. Our business is vulnerable to changes in consumer preferences. We will attempt to reduce the risks of changing demands and product acceptance in part by devoting a portion of our available products and designs to standard products that are not significantly modified from year to year. Nevertheless, if we misjudge consumer needs for our products, our ability to generate sales could be impaired resulting in the failure of our business. There are no assurances that our future products will be successful, and in that regard, any unsuccessful products could also adversely affect our business.

In the event that we are unable to successfully compete in the swim and surfing industry, we may not be able to achieve profitable operations.

We face substantial competition in the industry. Due to our small size, it can be assumed that many of our competitors have significantly greater financial, technical, marketing and other competitive resources. Accordingly, these competitors may have already begun to establish brand-recognition with consumers. We will attempt to compete against these competitors by developing features that exceed the features offered by competitors. However, we cannot assure you that our products will outperform competing products or those competitors will not develop new products that exceed what we provide. In addition, we may face competition based on price. If our competitors lower the prices on their products, then it may not be possible for us to market our products at prices that are economically viable. Increased competition could result in:

●	Lower than projected revenues;

●	Price reductions and lower profit margins;

●	The inability to develop and maintain our products with features and usability sought by potential customers.

Any one of these results could adversely affect our business, financial condition and results of operations. In addition, our competitors may develop competing products that achieve greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Our inability to achieve sales and revenue due to competition will have an adverse effect on our business, financial condition and results of operations.

Our products may contain defects, which could adversely affect our reputation and cause us to incur significant costs.

Defects may be found in our products. Any such defects could cause us to incur significant return and exchange costs and divert the attention of our personnel from product development efforts, and cause significant customer relations and business reputation problems. Any such defects could force us to undertake a product recall program, which could cause us to incur significant expenses and could harm our reputation and that of our products. If we deliver products with defects, our credibility and the market acceptance and sales of our products could be harmed.

If we do not effectively implement measures to sell our products, we may not achieve sustained revenues and you will lose your entire investment.

We have been designing, distributing and selling swim and surf and open water products for a limited time and a majority of our limited sales have been through third party e-commerce sites with some sales through our own website. We have no experience in providing direct sales and service, aside from our website. Moreover, our sales and marketing efforts may not achieve intended results and therefore may not generate the revenue we hope to achieve. There can be no assurance that our focus or our plans will be successful. If we are not able to successfully address markets for our products, we may not be able to grow our business, compete effectively or achieve profitability.

If we are unable to successfully manage growth, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial and other resources, which to date has occurred with limited working capital. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage sales personnel. There can be no absolute assurance that management will be able to manage growth effectively.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development delays as we seek to meet increased demand for our products. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan.

Due to the specified nature of our business, having certain key personnel is essential to the development and marketing of the products we plan to sell and thus to the entire business itself. Consequently, the loss of any of those individuals may have a substantial effect on our future success or failure. We may have to recruit qualified personnel with competitive compensation packages, equity participation, and other benefits that may affect the working capital available for our operations. Management may have to seek to obtain outside independent professionals to assist them in assessing the merits and risks of any business proposals as well as assisting in the development and operation of many company projects. No assurance can be given that we will be able to obtain such needed assistance on terms acceptable to us. Our failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on our operating results and financial condition.

Our officers have no experience in managing a public company, which increases the risk that we will be unable to establish and maintain all required disclosure controls and procedures and internal controls over financial reporting and meet the public reporting and the financial requirements for our business.

Our management has a legal and fiduciary duty to establish and maintain disclosure controls and control procedures in compliance with the securities laws, including the requirements mandated by the Sarbanes-Oxley Act of 2002. Although our officers have substantial business experience, they have no experience in managing a public company. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Because our officers have no prior experience with the management of a public company, we may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting, and disclosure controls and procedures. If we cannot assess our internal control over financial reporting as effective or provide adequate disclosure controls or implement sufficient control procedures, investor confidence and share value may be negatively impacted.

We will incur increased costs and our management will face increased demands as a result of operating as a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We estimate that we will incur no less than $25,000 in these expenses on an annual basis to exist as a public company. Those expenses will be higher if our business volume and activity increases. Those obligations could diminish our ability to fund our operations and may prevent us from meeting our normal business obligations.

In addition, our administrative staff will be required to perform additional tasks. For example, in anticipation of becoming a public company, we will need to adopt additional internal controls and disclosure controls and procedures and bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under applicable securities laws.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, the Dodd-Frank Act and related regulations implemented by the Securities and Exchange Commission are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and attract and retain qualified executive officers.

The increased costs associated with operating as a public company may decrease our net income or increase our net loss, and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management's attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

Because we have two persons as our officers and directors that occupy all corporate positions, our internal controls may be inadequate and we may face negative consequences related to having them set their own salaries and making all of the decisions affecting our company.

Because we have only two officers and directors, Anthony Ridding and Candice Tomkins, they may not adequately be able to administer our internal controls over disclosure or financial reporting. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Since we have only two officers and directors, the controls can easily circumvented by our officers and directors, which could result in adverse consequences to us.

In addition, they will have an overwhelming influence in determining the outcome of all corporate transactions or other matters, including setting their own salary and perquisites, using corporate assets and funds to the designs they feel best, and also the power to prevent or cause a change in control. As a result, our officers and directors could establish high salaries in the future, which will drain our capital and prevent us from operating. You will not be able to control the decisions they make, and you may find them in conflict with your personal designs for this business.

Our officers and directors will allocate some portion of their time to other businesses thereby causing conflicts of interest in his determination as to how much time to devote to our affairs as well as other matters.

Anthony Ridding and Candice Tomkins our current sole officers and directors, are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. Mr. Ridding is a director of the owner and operator of Clamason Industries Limited, a company that specializes in precision engineering. Ms. Tomkins works for Wave Project, a charity helping children with mental health difficulties through surfing. Mr. Ridding and Ms. Tomkins do work for Clamason Industries Limited and Wave Project, respectively, they are not obligated to devote any specific number of hours to our affairs, but it is estimated that they will each devote approximately 15 hours per week on our business. As such, there may be a conflict of interest in the determination as to how much time they devote to their existing roles as opposed to our business. Investors should be aware of this in deciding whether to purchase our capital stock.

Our directors are residents of the United Kingdom and investors may have difficulty enforcing any judgments against them within the United States.

Our officers and directors, Mr. Anthony Ridding and Ms. Candice Tomkins, are residents of Slovakia and the United Kingdom respectively, and all or a substantial portion of their assets are located outside the United States. In addition, all Company assets are and will be located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officer and directors or the Company, including claims and/or judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Our inability to protect our brand name and proprietary rights in the United States and foreign countries could materially adversely affect our business prospects and competitive position.

Our success depends on our ability to obtain and maintain branding and other proprietary-right protection in the United Stated and other countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights.

If we are the subject of future product defect or liability suits, our business will likely fail.

In the course of our planned operations, we may become subject to legal actions based on a claim that our products are defective in workmanship or have caused personal or other injuries. We currently do not maintain liability insurance and we may not be able to obtain such coverage in the future or such coverage may not be adequate to cover all potential claims. Moreover, even if we are able to maintain sufficient insurance coverage in the future, any successful claim could significantly harm our business, financial condition and results of operations.

Our commercial success depends significantly on our ability to develop and commercialize our products without infringing the intellectual property rights of third parties.

Our commercial success will depend, in part, on operating our business without infringing the trademarks or proprietary rights of third parties. Third parties that believe we are infringing on their rights could bring actions against us claiming damages and seeking to enjoin the development, marketing and distribution of our products. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If any of these actions are successful, we could be required to pay damages and/or to obtain a license to continue to develop or market our products, in which case we may be required to pay substantial royalties. However, any such license may not be available on terms acceptable to us or at all. Ultimately, we could be prevented from commercializing a product or forced to cease some aspect of our business operations as a result of patent infringement claims, which would harm our business.

As an Emerging Growth Company under the Jobs Act, we are permitted to rely on exemptions from certain disclosures requirements.

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive's compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related To Our Common Stock

Our common stock price may be volatile and could fluctuate widely in price, which could result in substantial losses for investors.

If a market develops for our common stock, the market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

●	innovations or new products and services by us or our competitors;

●	government regulation of our products and services;

●	the establishment of partnerships with other companies;

●	intellectual property disputes;

●	additions or departures of key personnel;

●	sales of our common stock

●	our ability to integrate operations, technology, products and services;

●	our ability to execute our business plan;

●	operating results below expectations;

●	loss of any strategic relationship;

●	industry developments;

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

You should consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Because FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock, investors may not be able to sell their stock should they desire to do so.

In addition to the "penny stock" rules described below, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their own common stock after price appreciation, which may never occur, as the only way to realize their investment. Investors seeking cash dividends should not purchase our common stock.

Because we will be subject to the “Penny Stock” rules, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

If our shares are quoted on the OTC-QB tier of OTC Markets, we will be required to remain current in our filings with the SEC and meet other obligations, the failure of which could risk us to removal from the quotation service.

There is no guarantee that our common stock will ever be quoted on the OTC-QB tier of OTC-Markets. However, in the event that our shares are quoted on the OTC-QB, we will be required to remain current in our filings with the SEC and, for eligibility on the OTC-QB, we must maintain a stock price above $0.01 per share and pay annual dues. In the event that we become delinquent in these requirements, we may be relegated to an inferior quotation service or quotation of our common stock could be terminated. If our shares are not eligible for quotation on the OTC-QB, investors in our common stock may find it difficult to sell their shares.

We may undertake future offerings of our common stock which will result in dilution to existing shareholders.

Generally, existing shareholders will experience dilution of their ownership percentage in the company if and when additional shares of common stock are offered and sold. In the future, we may be required to seek additional equity funding in the form of private or public offerings of our common stock. In the event that we undertake subsequent offerings of common stock, your ownership percentage, voting power as a common shareholder, and earnings per share, if any, will be proportionately diluted. This may, in turn, result in a substantial decrease in the per-share value of your common stock.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Description of Property.

The Company maintains its offices at Rastislavova 12, 949 01 Nitra, Slovakia. These offices consist of 400 square feet and are leased from the Company’s President and director under an oral lease agreement on a month to month, rent free basis.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information.

Currently, there is no market for our common stock. We intend to have a market maker file an application with the Financial Industry Regulatory Authority to have our common stock quoted on the OTC-QB. We currently have no market maker who is willing to list quotations for our stock.

Holders of our stock.

As of the date of this filing, the Company had 4 shareholders of record of our common stock.

Dividends.

Although there are no restrictions on the Company’s ability to declare or pay dividends, the Company has not declared or paid any dividends since our inception and do not anticipate paying dividends in the future.

Stock Option Grants.

As of the date of this filing, we do not have any stock option grants.

Securities authorized for issuance under equity compensation plans

The Company has no securities authorized for issuance under equity compensation plans as of March 31, 2016.

The Company had no events reportable under Items 701 or 703, respectively, of Regulation S-K.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis.

Forward-Looking Statements

Management's statements contained herein are not historical facts and are forward-looking statements. Factors which could have a material adverse effect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to, those matters discussed under the section entitled “Risk Factors,” above. Such risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Our Plan for the Next 12 Months

The following is a list of business goals and milestones we wish to accomplish within the next twelve months.

●	Secure necessary funds

●	Locate and lease suitable warehousing facility, purchase inventory

●	Design, manufacture and protect new products

●	Engage in advertising and marketing

●	Pay for legal and accounting costs

Our first major milestones will be securing funds, increasing the amount of stock we carry and design, manufacture and patent a new product. This is our primary focus. In three years, we hope to have established our brand and company in Europe and the rest of the world.

Current Offering

We filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on February 8, 2016 pursuant to which we registered an offering to raise up to $250,000 in gross proceeds from sale of our common stock at a price per share of $0.005 (for a total of 50,000,000 shares of common stock). The registration statement was declared effective on April 15, 2016. As of the date of this report, we have sold 1,940,000 shares of our common stock in the offering and raised $9,700 in offering proceeds.

Facility and Materials

We expect to start leasing a warehousing facility in Bristol, United Kingdom in mid 2016 if we are able to raise sufficient funding. The warehouses we have identified costs are $5,000 per annum and are 120 square feet. As our products are inflatable, we believe this will be sufficient space for our operations. We would like to achieve this in the next 12 months, but the current space we have along with our online market do not make this our immediate priority.

Should we secure sufficient funding, we intend to increase current inventory levels and expand our SUP product range. We intend to increase inventory levels of our 11foot board to 100 units at a total cost of $30,000. Our current SUP is 11foot long and we would like to add a 9 foot model with a slightly slimmer design specifically for the surf environment and riding waves. This model would come with a carbon fiber paddle and be aimed at the more professional user. We also intend to add a 12 ft. 6’’ model for flat water explorers. Being larger in size this model would enable users to carry more equipment such as camping kit, barbecues, clothing etc. The design incorporates more areas to tie equipment down to and increased strength in the nose and tail in order to withstand more knocks and bumps associated with venturing into unknown areas. As both products are more specialized they will be priced slightly higher at a retail price of $800, which is still lower than that of other competitors. The approximate cost to add 75 of each of the two new SUP’s will be $45,000. We intend to order the new inventory immediately if we are able to raise additional funds.

Should we secure sufficient funding, we intend increase current inventory levels and expand our SUP product range. We intend to increase inventory levels of our existing swim dry bag and tow float by 1,000 units. We also intend to add 2 products to the range.

1. In order to differentiate and develop our tow float from competitors we intend to produce a more robust inflatable dry bag. This would be manufactured from CORDURA 1000D fabric (100% nylon 6,6) with a waterproof layering. This material will withstand 500,000 rubs on a Martindale abrasion test and is the same material used in the manufacture of professional dry suits. This specification of tow float / inflatable dry bag will have a higher price point but be more appealing to individuals in an oceanographic environment requiring a higher level of wear and tear. Such markets include the emergency services (Maritime & Coastguard Agency), Lifeboat, rock climbers, coasteering and outdoor water activity centers, scuba divers and the boating industry.

2. We intended to develop our original tow swim float to become a part of a dry bag backpack. The backpack will be manufactured from a waterproof material with 30 Liters of storage for items such as wetsuits, goggles, towel and swimming accessories. The original tow swim float would be adapted to have buckles, which would fasten to the back pack. The original tow float buckle will be adapted for a buckle that contains a safety whistle. This will differentiate the tow float from our competitors as well as having an added safety feature and unique selling point.

In the event we are able to raise less than 100% of the referenced offering, we will have to scale back the purchase of the above items in the order of preference outlined above. Thus, for instance, if we are only raise 50% to 100% of our offering, we will purchase everything in lower quantities. In the event we are only able to raise less than 50%, we will focus on adding only one new SUP and one new swim dry bag and tow float to our existing range within the next 3 to 6 months. Our existing offering commenced on December 31, 2015 and expire after a period of twelve months unless closed sooner by a sale of all of the shares offered. In our sole discretion, we have the right to terminate the offering at any time, even before we have sold the 50,000,000 shares. There are no specific events which might trigger our decision to terminate the offering.

Product Development

Should we secure sufficient funding, we intend to design and have manufactured our own product, a surfboard leash specific to the learner surfer market. Surfboard leashes are currently designed for experienced surfers to trail behind a surfboard when paddling.

As a general rule, a surfboard leash will always be at least the length of the surfboard to avoid injury to the surfer when falling off as the board is displaced further from the surfer. Learner surfers tend to learn on 8 foot surfboards, resulting in an 8 foot leash. Learners tend to stay in waist deep water, these leashes then have a tendency of getting wrapped around the surfers legs and can be cumbersome and even dangerous. We have developed a leash specifically designed for learners that is designed with a half straight and half coiled polyurethane cord. This allows for a shorter leash but creates enough length for a surfboard to a safe distance from the user when falling.

The approximate cost for the design, development and design protection of such a product is $60,000. This process does not have to be done immediately and we could develop over a period of time. We intend to start the design process by the third fiscal quarter of 2016, if we are able to raise 50% to 100% of our offering. If we raise less than 50% of our offering, we plan to begin the design stage only. We would like to achieve the devolvement and production of this new product in the next 9 to 12 months and believe this new, innovative product will allow us to establish our brand in the global market. The development of this new product is our immediate priority along with securing funding.

Should we secure sufficient funding, we intend to design and have manufactured a swim dry bag and tow float with an incorporated safety feature that does not currently exist on the market. Our new design of swim float includes an Emergency Position Indicating Radio Beacon (EPIRB) device. EPIRB are currently used on boats, yachts and leisure boats. This product is more of a specialist product and is aimed at the more proficient and adventurous swimmer. Given current prices of EPIRBs we estimate that our EPIRB equipped swim dry bag and tow float will retail for approximately $500. The approximate cost for the design, development for this product is $30,000. We intend to start the design process by mid to end of calendar year 2016 if we are able to raise 50% to 100% of our offering. We would like to achieve the devolvement and production of this new product in the next 12 months. As this product is such a specialist product we will priorities the development of the learner leash over the development of this product should we not secure sufficient funding to develop both products.

Advertising and Marketing

Should we secure sufficient funding, we intend to sponsor a number of athletes in order to generate brand awareness and endorse our products. We will only sponsor athletes if we are able to raise 100% of our offering, sponsorship will be limited to $10,000. We do not see this as an immediate priority.

As demand and direct online sales increase we will benefit from developing our e-commerce website to handle multiple product lines and integrate this function into the inventory control system which we also intend on acquiring. This will involve technical programming, increased server capacity and bandwidth. Management expect this will cost $15,000 and would be implemented in conjunction with the acquisition of the inventory control system.

We intend to increase our online marketing and web presence immediately/when funding is received. We intend to instruct a specialist search engine optimization and marketing expert to help penetrate new market opportunities in the US, UK and other countries. We estimate initially this will cost $3,000. Ultimately we aim to develop online global campaigns using Google AdWords, Facebook and EBay that will allow us to target potential customers by topic, location and language. Google AdWords for example allows you to choose where your ad appears, on which specific websites and in which geographical areas (states, towns, or even neighborhoods), allowing for targeted marketing. Words which we will use for the search will include ‘SUP’, ‘Stand up paddleboard’, ‘swim dry bag and tow float’ and other similar concepts that are popular in different countries/languages. With regards to the international markets we hope to establish our brand in, we have had our website reviewed by a marketing strategist who has begun to develop some basic advertising campaigns in the USA, Europe and the rest of the world. The size and length of this campaign will depend on funding received. We intend to begin the campaign in July/August 2016 with the aim of increasing summer sales. A modest 6 month campaign would cost in the region of $10,000.

We intend to budget a total of $25,000 for marketing and advertising if we sell 100% of our offering. The shortfall in funds to complete the above objections is expected to be met by our revenues. In the event we are able to raise less than 100% of our offering, we will have to scale back on advertising and marketing in the order of preference outlined above. Thus, for instance, if we are only raise 50% to 100% of our offering, we will develop our e-commerce website and integrate that function into our inventory control system, followed by search engine optimization with less money involved in our marketing campaign. In the event we are only able to raise less than 50%, we will have to consider our options with available revenues. It is important that we can satisfy any increased demand through a successful advertising campaign. A budget will be allocated to advertising through Google AdWords once we have secured funding or gross profits allow within the next 3 to 6 months.

Offering Expenses, Legal and Accounting

In order to fund our operations and pay the expenses of our offering estimated to be $10,000, we believe that we need the $250,000 in proceeds from this offering. In addition, we will be required to pay legal, audit and professional fees as we meet our reporting obligations with the Securities and Exchange Commission. We believe this will cost us approximately $25,000 for the next twelve months.

As of March 31, 2016, we had current assets in the amount of $6,302 and current liabilities in the amount of $3,645. Accordingly, we had working capital surplus of $2,657 as of March 31, 2016. Our current working capital along with our revenues is not sufficient to enable us to implement our business plan as set forth herein. Our expenses for the referenced offering are estimated at $10,000, and we will need a minimum of $52,500 for the next twelve months. As such, our monthly burn rate for the next twelve months is estimated at $4,500. We will need to sell a minimum of 25% of the offering for net proceeds of $52,500 in order to meet our financial obligations. Our ability to remain in business with less than $52,500 in this offering is questionable.

Based on our current burn rate, we will run out of funds by July 2016 without additional capital and assuming revenues based on past performance during that period. If we fail to raise sufficient funds in this offering, investors may lose their entire cash investment. The Company’s business plans do not include selling the Company to a private entity through a business combination or reverse merger transaction should the Company fail to raise sufficient funds in this offering. Management believes that the Company will be able to operate for the coming year by obtaining additional loans from our directors and from equity funding. Although we have not reached a formal agreement or understanding with our directors, we have been informed that Mr. Ridding is willing to provide an additional $60,000 over the next 12 months, assuming Mr. Ridding does not experience any personal financial difficulties during that period of time. In the future, the Company may be required to seek additional equity funding in the form of private or public offerings of its common stock.

Results of Operations for the Fiscal Year ended March 31, 2016 compared with the Period from Inception (March 5, 2015) to March 31, 2015.

Revenues

Our total revenue reported for the annual period ended March 31, 2016 was $21,276. Most of our revenues have occurred on third-party e-commerce sites and via our e-commerce website. We did not have any revenues for the period ended March 31, 2015.

Cost of Goods Sold

Our cost of goods sold for the annual period ended March 31, 2016 was $10,025 which consist mainly of raw materials, merchant and shipping fees. We had no cost of goods sold for the period ended March 31, 2015.

Gross Profit

Gross profit for the year ended March 31, 2016 was $11,251, or approximately 53% of sales. We did not have gross profit for the period ended March 31, 2015.

Operating Expenses

Operating expenses were $22,795 for the year ended March 31, 2016 compared with $2,273 for the period ended March 31, 2015. Our operating expenses for both periods consisted mainly of professional fees and general and administrative expenses.

Professional fees for the year ended March 31, 2016 were $18,539 compared with $848 for the 2015 period. Apart from the stub period in 2015, the substantial increase in professional fees for the 2016 was due mainly to legal, audit and accounting fees related to the filing of the Company’s Form S-1 Registration Statement which occurred during the 2016 year end period. General and administrative costs, which include advertising and promotion, office supplies, travel and bank service charges, were $3,960 for the current annual period compared with $1,318 for the 2015 period. The increase for the 2016 period mainly due to shortness of the 2015 period.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our becoming a reporting company under the Federal Securities Laws.

Comprehensive Net Loss

Net loss for 2016 annual period was $11,513 compared with $2,270 for the 2015 period. The difference is due to the reasons discussed above.

Liquidity and Capital Resources

As at March 31, 2016 and March 31, 2015, respectively, we had total current assets consisting of cash and inventories of $6,302 and $14,514 and current liabilities of $3,645 and $712. Accordingly, as at March 31, 2016 and March 31, 2015, respectively, we had a working capital of $2,657 and $13,802.

Operating activities used $9,459 in cash for the fiscal year ended March 31, 2016.

As outlined above, we expect to spend approximately $240,000 toward the initial implementation of our business plan over the course of our next full fiscal year. The success of our business plan therefore depends on raising funds through the current offering. If the maximum offering is sold, we should have sufficient cash to carry out our business plan until March 31, 2016. If substantially less than the maximum amount of our current offering $250,000 is sold, our ability to execute on our immediate business plan will be impaired. Our ability to operate beyond March 31, 2016, is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

Our assets at March 31, 2016 total $7,197. This amount does not provide adequate working capital for us to successfully operate our business. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital. Management believes that we will be able to operate for the coming year by obtaining loans from Mr. Ridding and from equity funding, via proceeds raised from the referenced offering. However, there can be no assurances that management's plans will be successful.

Off Balance Sheet Arrangements

As of March 31, 2016, there were no off balance sheet arrangements.

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Unleashed, Inc.

Rastislavova 12, 949 01 Nitra, Slovakia

We have audited the accompanying balance sheets of Unleashed Inc. as of March 31, 2016 and 2015 and the related statements of operations, changes in stockholders' equity and cash flows for the year ended March 31, 2016 and for the period from inception (March 5, 2015) to March 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unleashed Inc. as of March 31, 2016 and 2015 and the results of its operations and its cash flows for the year ended March 31, 2016 and for the period from inception (March 5, 2015) to March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered continuing losses and has yet to establish a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler and Hardy PC

Pritchett, Siler and Hardy PC

Farmington Utah

June 29, 2016

Unleashed Inc.

Balance Sheets

	March 31, 2016	March 31, 2015
ASSETS
Current Assets
Cash	$5,158	$14,514
Inventories	1,144	-
Total Current Assets	6,302	14,514
Fixed Assets
Property and Equipment, net of accumulated depreciation of $434 and $107, respectively.	895	1,263
TOTAL ASSETS	$7,197	$15,777

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts payable	$3,645	$712
Total Current Liabilities	3,645	712
Total Liabilities	3,645	712

Commitment & Contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 15,000,000 issued and outstanding as of March 31, 2016 and March 31, 2015, respectively	15,000	15,000
Additional paid-in capital	2,335	2,335
Accumulated deficit	(13,817)	(2,273)
Accumulated other comprehensive income	34	3
Total Stockholders' Equity	3,552	15,065

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,197	$15,777

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Statements of Operations and Comprehensive Loss

	Year Ended March 31, 2016	From inception (March 5, 2015) to March 31, 2015

Net Sales	$18,805	$-

Cost of Goods Sold	7,554	-

Gross Profit	11,251	-

Operating Expenses
Depreciation expense	349	107
General and administrative expenses	3,907	1,318
Professional Fees	18,539	848
Total Operating Expenses	22,795	2,273

Loss before Provision for Income Taxes	(11,544)	(2,273)

Provision for Income Taxes	-	-

Net Loss	$(11,544)	$(2,273)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	31	3
Total Comprehensive Loss	$(11,513)	$(2,270)

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	15,000,000	15,000,000

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Statements of Cash Flows

	Year Ended March 31, 2016	From inception (March 5, 2015) to March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,544)	$(2,273)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	349	107
Changes in:
Accounts payable	3,820	711
Inventories	(1,199)	-
Net cash provided by operating activities	(8,574)	(1,455)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and Equipment	-	(1,370)
Net cash used in investing activities	-	(1,370)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed Capital	-	2,335
Proceeds from sale of common stock	-	15,000
Net cash provided by financing activities	-	17,335

Effect of exchange rate in cash flows	(782)	3

Changes in cash during the period	(9,356)	14,513

Cash at beginning of period	14,514	-

Cash at end of period	$5,158	$14,513

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-
Cash paid for interest	$-

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Statements of Stockholders' Equity

For the Year Ended March 31, 2016 and for the period from inception (March 5, 2015) to March 31, 2015

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance, March 5, 2015	-	$-	$-	$-	-	$-

Stock issued for cash	15,000,000	15,000	-	-	-	15,000

Contributed Services	-	-	2,335	-	-	2,335

Other comprehensive income/(loss)	-	-	-	-	3	3

Net loss	-	-	-	(2,273)	-	(2,273)
Balance, March 31, 2015	15,000,000	$15,000	$2,335	$(2,273)	$3	$15,065

Other comprehensive income/(loss)	-	-	-	-	31	31

Net loss	-	-	-	(11,544)	-	(11,544)
Balance, March 31, 2016	15,000,000	$15,000	$2,335	$(13,817)	$34	$3,552

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

We were incorporated as Unleashed Inc. (the Company) on March 5, 2015 in the State of Nevada for the purpose of designing, distributing and selling swim, surf and open water related products to customers.

Mr. Ridding operated the business as a sole proprietor under the dba “Unleashed Hardware Inc.” He started the business on December 2, 2014 when he purchased a computer, started working on product designs, and the Company’s website. Mr. Ridding contributed the business assets and liabilities of his sole proprietorship into Unleashed Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated, for the purpose of designing, distributing and selling swim, surf and open water related products to customers.

The Company has elected March 31 as its fiscal year end.

Basis of presentation

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes.

Earnings (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, inventories, and accounts payable. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Unleashed Inc.

Notes to the Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

We recognize revenue in accordance with ASC 605-10 when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, prices are fixed or determinable, and collectability is reasonably assured.

Revenue is recognized for sales transacted when the customer receives and pays for the merchandise at the register. For sales in which we ship the merchandise to the customer, revenue is recognized at the time the customer receives the product. Amounts related to shipping and handling are billed to customers are recorded in net sales, and the related costs are recorded in cost of goods sold in the Consolidated Statement of Operations. Revenues are presented net of estimated returns and any taxes collected from customers and remitted to governmental authorities.

Inventory

Inventories are measured at the lower of cost and net realizable value. The cost of inventories is based on the first-in first-out principle, and includes expenditures incurred in acquiring the inventories, production or conversion costs, and other costs incurred in bringing them to their existing location and condition. In the case of manufactured inventories and work in progress, cost includes an appropriate share of production overheads based on normal operating capacity.

Our inventory as of March 31, 2016 included Tow floats and Goggles, we had no SUP’s in stock as of March 31, 2016.

Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs of completion and selling expenses.

Income Taxes

The Company accounts for its income taxes in accordance with ASC No. 740, "Income Taxes". Under Statement 740, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

Depreciation, Amortization and Capitalization

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives (3-7 years). Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the residual balance method over their estimated useful lives (15 years). Amortization of our website is calculated by the residual balance method over their estimated useful lives (5 years). Historical costs are reviewed and evaluated for the net realizable value of the assets. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of long-lived assets existed at March 31, 2015 and March 31, 2016.

Long-lived assets such as property and equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.

Unleashed Inc.

Notes to the Financial Statements

When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

Foreign Currency Translation

The functional currency of the Company is Great British Pounds (GBP). Monetary assets and liabilities of our operations are translated into United States dollar equivalents using the exchange rates in effect at the balance sheet date. While nonmonetary assets and liabilities in addition to common stock and additional paid in capital are translated at historical rate. Revenues, expenses and retained earnings are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in common shareholders’ equity. These amounts were immaterial at March 31, 2016. Foreign currency transaction gains and losses are included in other comprehensive income and totaled $86.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues. As of:

	March 31, 2016	March 31, 2015
Equipment	$1,329	$1,370
Less accumulated depreciation	434	107
Equipment, net	$895	$1,263

Assets are depreciated over their useful lives beginning when placed in service. Depreciation expenses were $434 and $107 for each of the year ended March 31, 2016 and period from March 5, 2015 to March 31, 2015 respectively.

NOTE 4 - PROVISION FOR INCOME TAXES

The reconciliation of income tax provision (benefit) at the U.S. statutory rate of 34% for the year to March 31, 2016 and for the period from March 5, 2015 to March 31, 2015 to the Company’s effective tax rate is as follows:

	March 31, 2016	March 31, 2015
Income tax benefit at statutory rate	$3,943	$773
Change in valuation allowance	(3,943)	(773)
Income tax provision	$-	$-

Unleashed Inc.

Notes to the Financial Statements

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of March 31, 2016 and March 31, 2015 are as follows:

	March 31, 2016	March 31, 2015

Net Operating Loss carry forward	$4,716	$773
Valuation allowance	(4,716)	(773)
Net deferred tax asset	$–	$–

The Company has approximately $13,800 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is not presently involved in any litigations.

NOTE 6 - GOING CONCERN

As set forth on the Company's balance sheet, its assets total $7,197 and $15,777 as of March 31, 2016 and March 31, 2015 respectively. These amounts do not provide adequate working capital for the Company to successfully operate its business and to service its debt. Expenses incurred to the date of this prospectus are being recorded on the Company's books as they occur. This raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year by obtaining additional loans from Mr. Ridding and from equity funding. However, there can be no assurances that management's plans will be successful.

NOTE 7 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On March 5, 2015, the Company’s founder, President and CEO, Anthony Ridding, acquired all the 15,000,000 common shares issued by the Company, at a price of $0.001 per share.

Unleashed Inc.

Notes to the Financial Statements

NOTE 8 - CAPITAL STOCK

The Company was incorporated on March 5, 2015 in Nevada with authorized capital of 100,000,000 shares of $0.001 par value common stock.

On March 5, 2015, the Company issued 15,000,000 shares of common stock to the founder for cash proceeds of $15,000.

There were 15,000,000 shares of common stock issued and outstanding at March 31, 2015 and March 31, 2016. There were no shares of preferred stock issued and outstanding at March 31, 2016.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than as follows:

On June 27, 2016 we issued 1,940,000 shares under a registration statement that was declared effective on April 15, 2016. As of the date of this report, we have raised $9,700 in proceeds from the offering.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we undertook an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that such disclosure controls and procedures were not effective to ensure (a) that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making its assessment, our management, including the Chief Executive Officer and Chief Financial Officer, used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified revenue reporting was a quantitative material weaknesses in our internal controls over financial reporting as of the end of the fiscal year ended March 31, 2016.

There were no changes in our internal controls over financial reporting during the fourth quarter of the fiscal year ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report on Form 10-K for the fiscal year ended March 31, 2016 does not include an auditor attestation report on our internal controls over financial reporting inasmuch as no attestation report was required under the rules of the Securities and Exchange Commission applicable to us as in effect at that time.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The directors and executive officers of the Company, their ages, and the positions they hold are set forth below. The directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors in office are elected and qualified. All officers serve at the discretion of the Board of Directors.

Name	Age	Position(s) and Office(s) Held
Anthony Ridding	66	President, Chief Executive Officer, and Director

Candice Tomkins	26	Chief Financial Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Anthony Ridding - President, Chief Executive Officer and Director

Anthony Ridding has been President, Chief Executive Officer and Director of our company since incorporation on March 5, 2015.

Mr. Ridding has been a Director of Clamason Industries Limited (http://www.clamason.co.uk, precision engineering specialists) Dudley, United Kingdom (UK) since May 1978. Clamason specialize in the automotive, electrical, electronic and medical sectors. In 2005 he oversaw the development of a Slovakian plant that was designed to manufacture products that would be competitive in a global market. Mr. Ridding has grown revenues of the Slovakian plant to in excess of $3.5 million and contributed to increase group turnover to in excess of $25 million during his tenure.

Mr. Ridding has been a Chartered Engineer (CEng) since 1975 and is a member of the Institute of Engineering and Technology.

Aside from that provided above, Mr. Ridding does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. We believe that Mr. Ridding’s experience in the engineering industry provides him the qualifications, attributes and skills necessary to serve on the Board.

Candice Tomkins – Chief Financial Officer, Treasurer and Director

Candice Tomkins has been Chief Financial Officer, Treasurer and Director of our company since incorporation on March 5, 2015.

Ms. Tomkins has been manager at Wave Project, located in Truro, UK, a charity helping children with mental health difficulties through surfing from January 2012. Her responsibilities include corporate compliance, filings, business strategic and expansion planning, business development, financial control, teaching.

Prior to this Ms. Tomkins held the position of manager at Royal National Lifeboat Institution, Truro, UK from January 2009 to September 2012. Her responsibilities included managing financial control and budgeting.

In addition to the above Ms. Tomkins attained a BA Honors in Graphic Design in 2009 from Swansea Metropolitan University, Wales, UK and a BTECH in photography and digital imaging from Cross Keys College, Wales, UK in June 2006.

Aside from that provided above, Ms. Tomkins does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. We believe that Ms. Tomkins’s experience in financial matters at Wave Project and Royal National Lifeboat Institution in conjunction with her background in the leisure industry provide her the qualifications, attributes and skills necessary to serve on the Board.

There are no family relationships among any of our officers and directors. The Company’s directors have been elected to serve until the next annual meeting of stockholders and until their successor(s) have been elected and qualified, or until death, resignation or removal.

To the best of our knowledge, during the past ten years, none of our existing directors, executive officers, or control persons were involved in any of the following: (1) any bankruptcy petition filed by or against any property or business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities or banking activities; or (4) being found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuer's board of directors.

Code of Ethics

The Company has adopted a code of ethics which is attached as Exhibit 14 to this Form 10-K.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

We presently do not have any compensation or employment agreements or arrangements with any of our named executive officers and we have not established a system of executive compensation or any fixed policies regarding compensation of executive officers.

Our President holds substantial ownership in our company and is motivated by a strong entrepreneurial interest in developing our operations and potential revenue base to the best of his ability. As our business and operations expand and mature, we expect to develop a formal system of compensation designed to attract, retain and motivate talented executives.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years (ended March 31) for all services rendered to us.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony Ridding, President,	2015	0	0	0	0	0	0	0	0
CEO and director	2016	0	0	0	0	0	0	0	0

Candice Tomkins, CFO,	2015	0	0	0	0	0	0	0	0
Treasurer and director	2016	0	0	0	0	0	0	0	0

Narrative Disclosure to the Summary Compensation Table

We have not compensated Mr. Ridding or Ms. Tomkins for fiscal years 2015 and 2016 commensurate with our limited growth and resources. Both officers have agreed to act in such officer capacities without compensation until such time as we generate revenues to support their salaries, which are undetermined at this time.

Securities Authorized for Issuance under Equity Compensation Plans

To date, we have not adopted a stock option plan or other equity compensation plan and have not issued any stock, options, or other securities as compensation.

Outstanding Equity Awards at Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Anthony Ridding	0	0	0	0	0	0	0	0	0

Candice Tomkins	0	0	0	0	0	0	0	0	0

No compensation was paid to any directors of the Company in such capacity during 2015 and 2016. Directors, however, are reimbursed for expenses incurred by them in connection with the Company's business.

Other than as stated above, the Company does not have any other form of compensation payable to its officers or directors, including any equity awards, stock option plans, stock appreciation rights, or long term incentive plan awards for the periods indicated in the above table. The Company has no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer’s employment or from a change-in-control or a change in an executive officer's responsibilities following a change-in-control.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of June 29, 2016, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 16,940,000 shares of common stock issued and outstanding on June 29, 2016.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Anthony Ridding Rastislavova 12, 949 01 Nitra, Slovakia	15,000,000	89%
Common	Total all executive officers and directors	15,000,000	89%

Common	Other 5% Shareholders
	None

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions.

Except as set forth below or in the section titled “Executive Compensation,” none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

On March 5, 2015, our founder, President and CEO, Mr. Ridding acquired 15,000,000 common shares, at a price of $0.001 per share.

Item 14. Principal Accountant Fees and Services.

Pritchett, Siler and Hardy PC is the Company’s principal accountant and has provided auditing services for the Company during the 2016 and 2015 periods. The fees are set forth below:

	Fiscal year ending		Fiscal year ending
	March 31, 2016		March 31, 2015
Audit Fees		$11,000		$3,500
Audit Related Fees	$	NIL	$	NIL
Tax Fees	$	NIL	$	NIL
All Other Fees	$	NIL	$	NIL

Prior to engaging its accountants to perform a particular service, the Company’s Board of Directors obtains an estimate for the service to be performed.  All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

Item 15. Exhibits.

EXHIBIT INDEX

Item 16. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (2)
3.2	By-laws (2)
14	Code of Ethics (1)
10.1	Subscription Agreement (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (1)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (1)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (1)
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

(1)	Filed herewith.

(2)	Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNLEASHED INC.

By:	/s/ Anthony Ridding
Anthony Ridding President, Chief Executive Officer, Principal Executive Officer and Director

Date: June 29, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anthony Ridding
Anthony Ridding President, Chief Executive Officer, Principal Executive Officer and Director

Date: June 29, 2016.

By:	/s/ Candice Tomkins
Candice Tomkins Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

Date: June 29, 2016.

