Form 10-Q
period 2016-06-30
Unleashed Inc.
filed 2016-07-25
CIK 1666114

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of July 25, 2016 was 16,940,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of June 30, 2016 and May 31, 2016 (unaudited);
F-2	Statements of Comprehensive Loss for the three months ended June 30, 2016 and 2015 (unaudited);
F-3	Statements of Cash Flows for the three months ended June 30, 2016 and 2015 (unaudited); and
F-4	Notes to the unaudited Financial Statements.

1

Unleashed Inc.

Balance Sheets

(Unaudited)

	June 30,	March 31,
ASSETS	2016	2016
Current Assets
Cash	$7,018	$5,158
Inventories	985	1,145
Total Current Assets	8,003	6,302
Fixed Assets
Property and Equipment, net of accumulated depreciation of $483 and $400, respectively.	758	895
TOTAL ASSETS	$8,761	$7,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts payable	$-	$3,645
Total Current Liabilities	-	3,645
Total Liabilities	-	3,645

Commitment & Contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 16,940,000 and 15,000,000 issued and outstanding as of June 30, 2016 and March 31, 2016, respectively	16,940	15,000
Additional paid-in capital	10,095	2,335
Accumulated deficit	(17,650)	(13,870)
Accumulated other comprehensive income	(624)	86
Total Stockholders' Equity	8,761	3,551

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,761	$7,197

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Statements of Comprehensive Loss

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2016	2015

Revenues	$121	$-
Cost of Goods Sold	509	-
Gross Profit/(Loss)	(388)	-

Operating Expenses
Depreciation expense	83	89
General and administrative expenses	895	2,411
Professional Fees	2,413	-
Total Operating Expenses	3,391	2,500

Loss before Provision for Income Taxes	(3,779)	(2,500)

Provision for Income Taxes	-	-

Net Loss	$(3,779)	$(2,500)

Other Comprehensive Loss
Foreign currency translation adjustment	(710)	874
Total Comprehensive Loss	$(4,489)	$(1,626)

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	15,064,020	15,000,000

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,779)	(2,500)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	83	89
Changes in:
Accounts payable	(3,637)	-
Inventories	90	1,149
Net cash provided by operating activities	(7,243)	(1,262)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and Equipment	-	(8,889)
Net cash used in investing activities	-	(8,889)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	9,700	-
Net cash provided by financing activities	9,700	-

Effect of exchange rate changes on cash	(597)	85

Changes in cash during the period	1,860	14,514

Cash at beginning of period	5,158	-

Cash at end of period	$7,018	4,447

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	-
Cash paid for interest	$-	-

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Notes to the Unaudited Financial Statements

For the Three Months Ended June 30, 2016

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Basis of presentation

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes. The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2016 and notes thereto contained in the Company's Annual Report on Form 10-K.

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

Unleashed Inc.

Notes to the Unaudited Financial Statements

For the Three Months Ended June 30, 2016

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues. As of:

	June 30, 2016	March 31, 2016
Equipment	$1,241	$1,329
Less accumulated depreciation	483	434
Equipment, net	$758	$895

Assets are depreciated over their useful lives beginning when placed in service. Depreciation expenses were $83 and $349 for the three months ended June 30, 2016 and year ended March 31, 2016 respectively.

NOTE 4 - PROVISION FOR INCOME TAXES

The reconciliation of income tax provision (benefit) at the U.S. statutory rate of 34% for the three months ended June 30, 2016 and for the three months ended June 30, 2015 to the Company’s effective tax rate is as follows:

	June 30, 2016	June 30, 2015
Income tax benefit at statutory rate	$1,285	$850
Change in valuation allowance	(1,285)	(850)
Income tax provision	$-	$-

Unleashed Inc.

Notes to the Unaudited Financial Statements

For the Three Months Ended June 30, 2016

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of June 30, 2016 and March 31, 2016 are as follows:

	June 30, 2016	March 31, 2016

Deferred tax asset	$6,001	$4,716
Valuation allowance	(6,001)	(4,716)
Net deferred tax asset	$–	$–

The Company has approximately $17,650 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is not presently involved in any litigation.

NOTE 6 - GOING CONCERN

As set forth on the Company's balance sheet, its assets total $8,761 and $7,197 as of June 30, 2016 and March 31, 2016 respectively. These amounts do not provide adequate working capital for the Company to successfully operate its business and to service its debt. Expenses incurred to the date of this prospectus are being recorded on the Company's books as they occur. This raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year by obtaining additional loans from Mr. Ridding and from equity funding. However, there can be no assurances that management's plans will be successful.

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

On June 27, 2016 the Company issued 1,940,000 shares under a registration statement that was declared effective on April 15, 2016. As of June 30, 2016, the Company has raised $9,700 in proceeds from the offering.

There were 16,940,000 and 15,000,000 shares of common stock issued and outstanding as at June 30, 2016 and March 31, 2016 respectively. There were no shares of preferred stock issued and outstanding at June 30, 2016.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than as follows:

Item 2. Management's Discussion and Analysis.

Forward-Looking Statementss

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

Our products have been designed in Slovakia by our President and manufactured in China. In addition, our products are currently distributed from the UK and payment taken in pounds sterling. We have payment facilities on our website, eBay and a number of products for sale in retail outlets on a sale or return basis.

Results of Operations for the three months to June 30, 2016

Revenues

Our total revenue reported for the three months ended June 30, 2016 was $121. Most of our revenues have occurred on third-party e-commerce sites and via our e-commerce website.

We expect revenues to increase for the year ended March 31, 2017 as a result of increased sales resulting from improved marketing and increased production. Subject to our ability to raise sufficient funds, we hope develop our own e-commerce site in an effort to increase revenues.

Cost of Goods Sold

Our cost of goods sold for the three months to June 30, 2016 was $509.

Gross Profit/(loss)

Gross loss for the three months to June 30, 2016 was $(388).

Operating Expenses

Operating expenses were $3,391 for the three months to June 30, 2016.

Our operating expenses for the three months to June 30, 2016 consisted of depreciation in the amount of $83, general and administrative expenses of $895 and professional fees of $2,413.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the three months to June 30, 2016 was $3,779.

Liquidity and Capital Resources

As of June 30, 2016, we had total current assets of $8,003, consisting of cash and inventories. We had no current liabilities as of June 30, 2016. Accordingly, we had a working capital surplus of $8,003 as of June 30, 2016.

Operating activities used $7,243 in cash for the three months to June 30, 2016.

We expect to spend approximately $245,000 toward the initial implementation of our business plan over the course of our next full fiscal year. On June 30, 2016, we had $7,018 in cash. The success of our business plan therefore depends on raising funds through the current offering. If the maximum offering is sold, we should have sufficient cash to carry out our business plan until March 31, 2017. If substantially less than the maximum offering is sold, however, our ability to execute on our immediate business plan will be impaired. Our ability to operate beyond March 31, 2017, is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Current Offering.

We filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on February 8, 2016 pursuant to which we registered an offering (“Offering”) to raise up to $250,000 in gross proceeds from sale of our common stock at a price per share of $0.005 (for a total of 50,000,000 shares of common stock). The registration statement was declared effective on April 15, 2016. As of the date of this report, we have sold 1,940,000 shares of our common stock in the offering and raised $9,700 in offering proceeds.

Plan of Operations.

As mentioned above, we estimate that we need the $245,000 to implement our business plan. This amount is broken down as follows; $105,000 for a facility and materials and additional inventory, $90,000 for product development and $50,000 for legal, accounting and advertising and marketing. In addition, we will be required to pay legal, audit and professional fees as we meet our reporting obligations with the Securities and Exchange Commission. We believe this will cost us approximately $25,000 for the next twelve months. Therefore our projected operating costs for the next 12 months is $270,000 assuming we raise sufficient funding.

As of June 30, 2016, we had current assets in the amount of $8,761 and current liabilities in the amount of $Nil. Accordingly, we had working capital surplus of $8,761 as of June 30, 2016. Our current working capital along with our revenues is not sufficient to enable us to implement our business plan as set forth herein. Our expenses for the referenced offering are estimated at $10,000, and we will need a minimum of $52,500 for the next twelve months. As such, our monthly burn rate for the next twelve months is estimated at $4,500. We will need to sell a minimum of 25% of the offering for net proceeds of $52,500 in order to meet our financial obligations. Our ability to remain in business with less than $52,500 in this offering is questionable.

Based on our current burn rate, we will run out of funds by September 2016 without additional capital and assuming revenues based on past performance during that period. If we fail to raise sufficient funds in this offering, investors may lose their entire cash investment. The Company’s business plans do not include selling the Company to a private entity through a business combination or reverse merger transaction should the Company fail to raise sufficient funds in this offering. Management believes that the Company will be able to operate for the coming year by obtaining additional loans from our directors and from equity funding. Although we have not reached a formal agreement or understanding with our directors, we have been informed that Mr. Ridding is willing to provide an additional $60,000 over the next 12 months, assuming Mr. Ridding does not experience any personal financial difficulties during that period of time. There are no guarantees however that we will be able to obtain sufficient funding to continue to operate during the next 12 months. Moreover, the Company will be required to seek additional equity funding in the form of private or public offerings of its common stock in the future which may cause substantial dilution to existing shareholders.

Going Concern

Our assets at June 30, 2016 total $8,761. This amount does not provide adequate working capital for us to successfully operate our business. Expenses incurred to the date of this prospectus are being recorded our books as they occur. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital. Management believes that we will be able to operate for the coming year by obtaining loans from Mr. Ridding and from equity funding, via proceeds raised from the offering set forth in this prospectus. However there can be no assurances that management's plans will be successful.

Off Balance Sheet Arrangements

As of June 30, 2016, there were no off balance sheet arrangements.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4. Controls and Procedures.

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

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified revenue reporting was a quantitative material weaknesses in our internal controls over financial reporting as of the end of first quarter ended June 30, 2016.

There were no changes in our internal controls over financial reporting during the first quarter of the fiscal year ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report on Form 10-Q for the quarter to June 30, 2016 does not include an auditor attestation report on our internal controls over financial reporting inasmuch as no attestation report was required under the rules of the Securities and Exchange Commission applicable to us as in effect at that time.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNLEASHED INC.

By:	/s/ Anthony Ridding
Anthony Ridding President, Chief Executive Officer, Principal Executive Officer and Director

Date: July 25, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anthony Ridding
Anthony Ridding President, Chief Executive Officer, Principal Executive Officer and Director

Date: July 25, 2016.

By:	/s/ Candice Tomkins
Candice Tomkins Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

Date: July 25, 2016.

