Form 10-Q
period 2016-09-30
Unleashed Inc.
filed 2016-10-28
CIK 1666114

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _________ to ________.

Commission file number: 333-209429

UNLEASHED, INC.

(Exact name of registrant as specified in its charter)

Nevada	36-4811250
(State of Incorporation)	(I.R.S. Employer I.D. Number)

Kassalova 33, 949 01 Nitra, Slovakia

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

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of October 28, 2016 was 19,365,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of September 30, 2016 and May 31, 2016 (unaudited);
F-2	Statements of Comprehensive Loss for the three and six months ended September 30, 2016 and 2015 (unaudited);
F-3	Statements of Cash Flows for the six months ended September 30, 2016 and 2015 (unaudited); and
F-4	Notes to the unaudited Financial Statements.

1

Unleashed Inc.

Balance Sheets

(Unaudited)

	September 30,	March 31,
ASSETS	2016	2016
Current Assets
Cash	$7,185	$5,158
Prepaid Expenses	2,442
Accounts Receivable	9,527
Inventories	934	1,145
Total Current Assets	20,087	6,302
Fixed Assets
Property and Equipment, net of accumulated depreciation of $541 and $434, respectively.	656	895
TOTAL ASSETS	$20,743	$7,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts payable	$1,459	$3,645
Total Current Liabilities	1,459	3,645

Total Liabilities	1,459	3,645

Commitment & Contingencies	-	-

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 19,365,000 and 15,000,000 issued and outstanding as of September 30, 2016 and March 31, 2016, respectively	19,365	15,000
Additional paid-in capital	19,795	2,335
Accumulated deficit	(18,226)	(13,870)
Accumulated other comprehensive income	(1,649)	86
Total Stockholders' Equity	19,284	3,551

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,743	$7,197

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Statements of Comprehensive Loss

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenues	$9,672	$1,236	$9,792	$1,236
Cost of Goods Sold	-	1,040	479	1,040

Gross Profit (Loss)	9,672	196	9,314	196

Operating Expenses
Depreciation expense	69	91	152	179
General and administrative expenses	272	648	1,166	3,794
Professional Fees	9,938	463	12,351	463
Total Operating Expenses	10,279	1,202	13,670	4,436

Loss before Provision for Income Taxes	(607)	(1,006)	(4,356)	(4,240)

Provision for Income Taxes	-	-	-	-

Net Loss	$(607)	$(1,006)	$(4,356)	$(4,240)

Other Comprehensive Loss
Foreign currency translation adjustment	(1,025)	(503)	(1,735)	373
Total Comprehensive Loss	$(1,632)	$(1,509)	$(6,091)	$(3,867)

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	17,549,738	15,000,000	16,313,605	15,000,000

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,356)	$(4,240)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	152	179
Changes in:
Accounts receivable	(9,647)
Prepaid expenses	(2,473)
Accounts payable	(1,848)	(259)
Non cash contribution		2,323
Inventories	99	(9,482)
Net cash provided by operating activities	(18,073)	(11,479)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and Equipment	-	-
Net cash used in investing activities	-	--

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	17,262	-
Net cash provided by financing activities	17,262	-

Effect of exchange rate changes on cash	2,838	336

Changes in cash during the period	2,027	(11,143)

Cash at beginning of period	5,158	14,514

Cash at end of period	$7,185	$3,371

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	-
Cash paid for interest	$-	-

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Notes to the Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2016

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

Accounts Receivable

The Company records accounts receivable at the net value of the face amount of customer invoices less any allowance for doubtful accounts. We evaluate our accounts receivable periodically based on specific identification of any accounts receivable for which we deem the net realizable value to be less than the gross amount of accounts receivable recorded; in these cases, we establish an allowance for doubtful accounts for those balances. In determining our need for an allowance for doubtful accounts, we consider historical experience, analysis of past due amounts, client creditworthiness and any other relevant available information. However, our actual experience may vary from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, we may need to record additional allowances or write-offs in future periods. The Company mitigates this risk by collecting retainers from our clients prior to performing significant services.

The Company records an allowance for doubtful accounts, if any, as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of September 30, 2016 there was no allowance for doubtful accounts, and we did not record any bad debt expense during the period from Inception (May, 5 2015) through September 30, 2016.

Unleashed Inc.

Notes to the Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2016

Foreign Currency Translation

The functional currency of the Company is Great British Pounds (GBP). Monetary assets and liabilities of our operations are translated into United States dollar equivalents using the exchange rates in effect at the balance sheet date. While nonmonetary assets and liabilities in addition to common stock and additional paid in capital are translated at historical rate. Revenues, expenses and retained earnings are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in stockholders’ equity. As of September 30, 2016, these amounts were immaterial, and the total foreign currency translation losses included in other comprehensive income was $1,649.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues. As of:

	September 30, 2016	March 31, 2016
Equipment	$1,197	$1,329
Less accumulated depreciation	541	434
Equipment, net	$656	$895

Assets are depreciated over their useful lives beginning when placed in service. Depreciation expenses were $152 and $349 for the six months ended September 30, 2016 and year ended March 31, 2016 respectively.

NOTE 4 - PROVISION FOR INCOME TAXES

The reconciliation of income tax provision (benefit) at the U.S. statutory rate of 34% for the six months ended September 30, 2016 and for the six months ended September 30, 2015 to the Company’s effective tax rate is as follows:

	September 30, 2016	September 30, 2015
Income tax benefit at statutory rate	$1,481	$1,442
Change in valuation allowance	(1,481)	(1,442)
Income tax provision	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of September 30, 2016 and March 31, 2016 are as follows:

	September 30, 2016	March 31, 2016

Deferred tax asset	$6,197	$4,716
Valuation allowance	(6,197)	(4,716)
Net deferred tax asset	$–	$–

Unleashed Inc.

Notes to the Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2016

The Company has approximately $18,226 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is not presently involved in any litigation.

NOTE 6 - GOING CONCERN

As set forth on the Company's balance sheet, its assets total $20,743 and $7,197 as of September 30, 2016 and March 31, 2016 respectively. These amounts do not provide adequate working capital for the Company to successfully operate its business and to service its debt. Expenses incurred to the date of this prospectus are being recorded on the Company's books as they occur. This raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year by obtaining additional loans from Mr. Ridding and from equity funding. However, there can be no assurances that management's plans will be successful.

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

On September 8, 2016 the Company issued 2,425,000 shares under a registration statement that was declared effective on April 15, 2016. As of September 30, 2016, the Company has raised $21,825 in proceeds from the offering.

There were 19,365,000 and 15,000,000 shares of common stock issued and outstanding as at September 30, 2016 and March 31, 2016 respectively. There were no shares of preferred stock issued and outstanding at September 30, 2016.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than as follows:

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

Company Overview

We were incorporated as Unleashed Inc. on March 5, 2015 in the State of Nevada for the purpose of designing, distributing and selling swim, surf and open water related products to customers. Our office address is Kassalova 33, 949 01 Nitra, Slovakia, our phone is +42 123 6760 and our website is www.unleashedhardware.com.

Commencing in December 2014, Mr. Anthony Ridding, our founder and Chief Executive Officer, initially operated the business as a sole proprietor under the dba “Unleashed Hardware Inc.” Thereafter, on or about March 5, 2015, he contributed the business assets and liabilities of his sole proprietorship to the Company. The first sales occurred in August 2015.

Since inception the Company has successfully designed, tested and refined our Stand Up Paddleboard and Swim Tow Floats outsourced to manufacturers in China, created and launched our website www.unleashedhardware.com, established distribution channels for our products through our web-site and other third parties, and commenced the commercial sale of our products. The first sales of both of these products occurred in August 2015. We currently produce and sell two main products:

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

Results of Operations for the three and six months to September 30, 2016

Revenues

Our total revenue reported for the three months ended September 30, 2016 and 2015 was $9,672 and $1,236 respectively. Our total revenue reported for the six months ended September 30, 2016 and 2015 was $9,792 and $1,236 respectively. Most of our revenues have occurred on third-party e-commerce sites and via our e-commerce website.

We expect revenues to increase for the year ended March 31, 2017 as a result of increased sales resulting from improved marketing and increased production. Subject to our ability to raise sufficient funds, we hope develop our own e-commerce site in an effort to increase revenues.

Cost of Goods Sold

Our cost of goods sold for the three months to September 30, 2016 and 2015 was $0 and $1,040, respectively. Our cost of goods sold for the six months to September 30, 2016 and 2015 was $479 and $1,040, respectively. Our costs of goods sold decreased for the three and six months to September 30, 2016 as the company sold services in the current period compared to selling goods in the three and six months to September 30, 2015.

Gross Profit/(loss)

Gross profit for the three months to September 30, 2016 and 2015 was $9,672 and $196, respectively. Gross profit for the six months to September 30, 2016 and 2015 was $9,314 and $196, respectively

Operating Expenses

Operating expenses were $10,279 and $1,202 for the three months to September 30, 2016 and 2015, respectively. Operating expenses were $13,670 and $4,436 for the six months to September 30, 2016 and 2015, respectively

Our operating expenses for the three months to September 30, 2016 and consisted of depreciation in the amount of $69 and $91, respectively, general and administrative expenses of $272 and $648 respectively and professional fees of $9,938 and $463, respectively.

Our operating expenses for the six months to September 30, 2016 consisted of depreciation in the amount of $152 and $179, respectively, general and administrative expenses of $1,166 and $3,794 respectively and professional fees of $12,351 and $463, respectively.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the three months to September 30, 2016 and 2015 was $577 and $1,006, respectively. Net loss for the six months to September 30, 2016 and 2015 was $4,356 and $4,240, respectively

Liquidity and Capital Resources

As of September 30, 2016, we had total current assets of $20,087, consisting of cash, prepaid expenses, accounts receivable and inventories. We had current liabilities of $1,459 consisting of accounts payable as of September 30, 2016. Accordingly, we had a working capital surplus of $18,628 as of September 30, 2016.

Operating activities used $18,218 and $11,479 in cash for the six months to September 30, 2016 and 2015, respectively.

We expect to spend approximately $240,000 toward the initial implementation of our business plan over the course of our next full fiscal year. On September 30, 2016, we had $7,185 in cash. The success of our business plan therefore depends on raising funds through the current offering. If the maximum offering is sold, we should have sufficient cash to carry out our business plan until March 31, 2017. If substantially less than the maximum offering is sold, however, our ability to execute on our immediate business plan will be impaired. Our ability to operate beyond March 31, 2017, is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Current Offering.

We filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on February 8, 2016 pursuant to which we registered an offering (“Offering”) to raise up to $250,000 in gross proceeds from sale of our common stock at a price per share of $0.005 (for a total of 50,000,000 shares of common stock). The registration statement was declared effective on April 15, 2016. As of the date of this report, we have sold 4,365 shares of our common stock in the offering and raised $21,825 in offering proceeds.

Plan of Operations.

As mentioned above, we estimate that we need the $240,000 to implement our business plan. This amount is broken down as follows; $105,000 for a facility and materials and additional inventory, $90,000 for product development and $50,000 for legal, accounting and advertising and marketing. In addition, we will be required to pay legal, audit and professional fees as we meet our reporting obligations with the Securities and Exchange Commission. We believe this will cost us approximately $25,000 for the next twelve months. Therefore our projected operating costs for the next 12 months is $240,000 assuming we raise sufficient funding.

As of September 30, 2016, we had current assets in the amount of $20,743 and current liabilities in the amount of $1,459. Accordingly, we had working capital surplus of $18,628 as of September 30, 2016. Our current working capital along with our revenues is not sufficient to enable us to implement our business plan as set forth herein. Our expenses for the referenced offering are estimated at $10,000, and we will need a minimum of $52,500 for the next twelve months. As such, our monthly burn rate for the next twelve months is estimated at $4,500. We will need to sell a minimum of 25% of the offering for net proceeds of $52,500 in order to meet our financial obligations. Our ability to remain in business with less than $52,500 in this offering is questionable.

Based on our current burn rate, we will run out of funds by December 2016 without additional capital and assuming revenues based on past performance during that period. If we fail to raise sufficient funds in this offering, investors may lose their entire cash investment. The Company’s business plans do not include selling the Company to a private entity through a business combination or reverse merger transaction should the Company fail to raise sufficient funds in this offering. Management believes that the Company will be able to operate for the coming year by obtaining additional loans from our directors and from equity funding. Although we have not reached a formal agreement or understanding with our directors, we have been informed that Mr. Ridding is willing to provide an additional $60,000 over the next 12 months, assuming Mr. Ridding does not experience any personal financial difficulties during that period of time. There are no guarantees however that we will be able to obtain sufficient funding to continue to operate during the next 12 months. Moreover, the Company will be required to seek additional equity funding in the form of private or public offerings of its common stock in the future which may cause substantial dilution to existing shareholders.

Going Concern

Our assets at September 30, 2016 total $20,087. This amount does not provide adequate working capital for us to successfully operate our business. Expenses incurred to the date of this prospectus are being recorded our books as they occur. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital. Management believes that we will be able to operate for the coming year by obtaining loans from Mr. Ridding and from equity funding, via proceeds raised from the offering set forth in this prospectus. However there can be no assurances that management's plans will be successful.

Off Balance Sheet Arrangements

As of September 30, 2016, there were no off balance sheet arrangements.

Current Offering

We filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on February 8, 2016 pursuant to which we registered an offering to raise up to $250,000 in gross proceeds from sale of our common stock at a price per share of $0.005 (for a total of 50,000,000 shares of common stock). The registration statement was declared effective on April 15, 2016. As of the date of this report, we have sold 4,365,000 shares of our common stock in the offering and raised $21,825 in offering proceeds.

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

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified revenue reporting was a quantitative material weaknesses in our internal controls over financial reporting as of the end of second quarter ended September 30, 2016.

There were no changes in our internal controls over financial reporting during the first quarter of the fiscal year ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report on Form 10-Q for the quarter to September 30, 2016 does not include an auditor attestation report on our internal controls over financial reporting inasmuch as no attestation report was required under the rules of the Securities and Exchange Commission applicable to us as in effect at that time.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNLEASHED INC.

By:	/s/ Anthony Ridding
Anthony Ridding President, Chief Executive Officer, Principal Executive Officer and Director

Date: October 28, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anthony Ridding
Anthony Ridding President, Chief Executive Officer, Principal Executive Officer and Director

Date: October 28, 2016

By:	/s/ Candice Tomkins
Candice Tomkins Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

Date: October 28, 2016

