Form 10-Q
period 2016-12-31
Unleashed Inc.
filed 2017-01-19
CIK 1666114

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of January 19, 2017 was 21,190,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of December 31, 2016 and May 31, 2016 (unaudited);
F-2	Statements of Comprehensive Loss for the three and nine months ended December 31, 2016 and 2015 (unaudited);
F-3	Statements of Cash Flows for the nine months ended December 31, 2016 and 2015 (unaudited); and
F-4	Notes to the unaudited Financial Statements.

1

Unleashed Inc.

Balance Sheets

(Unaudited)

	December 31,	March 31,
	2016	2016
ASSETS
Current Assets
Cash	$11,504	$5,158
Prepaid Expenses	2,325
Accounts Receivable	9,069
Inventories	889	1,145
Total Current Assets	23,787	6,302
Fixed Assets
Property and Equipment, net of accumulated depreciation of $588 and $434, respectively.	552	895
TOTAL ASSETS	$24,339	$7,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts payable	$4,463	$3,645
Total Current Liabilities	4,463	3,645

Total Liabilities	4,463	3,645

Commitment & Contingencies	-	-

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 20,490,000 and 15,000,000 issued and outstanding as of December 31, 2016 and March 31, 2016, respectively	20,490	15,000
Additional paid-in capital	24,295	2,335
Accumulated deficit	(22,187)	(13,870)
Accumulated other comprehensive income	(2,722)	86
Total Stockholders' Equity	19,876	3,551

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,339	$7,197

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Statements of Comprehensive Loss

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015

Revenues	$-	$2,965	$9,282	$4,201
Cost of Goods Sold	-	1,810	458	2,850

Gross Profit (Loss)	-	1,155	8,824	1,351

Operating Expenses
Depreciation expense	72	173	216	264
General and administrative expenses	492	5,097	1,597	5,745
Professional Fees	3,626	2,901	15,328	3,364
Total Operating Expenses	4,190	8,171	17,141	9,373

Loss before Provision for Income Taxes	(4,190)	(7,016)	(8,317)	(8,022)

Provision for Income Taxes	-	-	-	-

Net Loss	$(4,190)	$(7,016)	$(8,317)	$(8,022)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(2,808)	283	(2,722)	85
Total Comprehensive Loss	$(6,998)	$(6,733)	$(11,039)	$(7,937)

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	19,413,938	15,000,000	17,350,800	15,000,000

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,317)	$(8,022)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	216	264
Changes in:
Accounts receivable	(9,140)
Prepaid expenses	(2,343)
Accounts payable	(1,751)	(712)
Non cash contribution		3,414
Inventories	94	(6,948)
Net cash provided by operating activities	(21,241)	(12,004)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and Equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	27,450	-
Net cash provided by financing activities	27,450	-

Effect of exchange rate changes on cash	137	78

Changes in cash during the period	6,346	(11,926)

Cash at beginning of period	5,158	14,514

Cash at end of period	$11,504	$2,588

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	-
Cash paid for interest	$-	-

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Notes to the Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2016

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

The Company records an allowance for doubtful accounts, if any, as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of December 31, 2016 there was no allowance for doubtful accounts, and we did not record any bad debt expense during the period from Inception (May, 5 2015) through December 31, 2016.

Unleashed Inc.

Notes to the Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2016

Foreign Currency Translation

The functional currency of the Company is Great British Pounds (GBP). Monetary assets and liabilities of our operations are translated into United States dollar equivalents using the exchange rates in effect at the balance sheet date. While nonmonetary assets and liabilities in addition to common stock and additional paid in capital are translated at historical rate. Revenues, expenses and retained earnings are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in stockholders’ equity. As of December, 2016, these amounts were immaterial, and the total foreign currency translation losses included in other comprehensive income was $2,722.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues. As of:

	December 31, 2016	March 31, 2016
Equipment	$1,140	$1,329
Less accumulated depreciation	588	434
Equipment, net	$552	$895

Assets are depreciated over their useful lives beginning when placed in service. Depreciation expenses were $216 and $349 for the nine months ended December 31, 2016 and year ended March 31, 2016 respectively.

NOTE 4 - PROVISION FOR INCOME TAXES

The reconciliation of income tax provision (benefit) at the U.S. statutory rate of 34% for the nine months ended December 31, 2016 and for the nine months ended December 31, 2015 to the Company’s effective tax rate is as follows:

	December 31, 2016	December 31, 2015
Income tax benefit at statutory rate	$2,828	$2,727
Change in valuation allowance	(2,828)	(2,727)
Income tax provision	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2016 and March 31, 2016 are as follows:

	December 31, 2016	March 31, 2016

Deferred tax asset	$7,544	$4,716
Valuation allowance	(7,544)	(4,716)
Net deferred tax asset	$–	$–

Unleashed Inc.

Notes to the Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2016

The Company has approximately $22,187 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is not presently involved in any litigation.

NOTE 6 - GOING CONCERN

As set forth on the Company's balance sheet, its assets total $24,339 and $7,197 as of December 31, 2016 and March 31, 2016 respectively. These amounts do not provide adequate working capital for the Company to successfully operate its business and to service its debt. Expenses incurred to the date of this prospectus are being recorded on the Company's books as they occur. This raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year by obtaining additional loans from Mr. Ridding and from equity funding. However, there can be no assurances that management's plans will be successful.

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

On December 28, 2016 the Company issued 1,125,000 shares under a registration statement that was declared effective on April 15, 2016.

As of December 31, 2016, the Company has raised $27,450 in proceeds from the offering.

There were 20,490,000 and 15,000,000 shares of common stock issued and outstanding as at December 31, 2016 and March 31, 2016 respectively. There were no shares of preferred stock issued and outstanding at December 31, 2016.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than as follows:

On January 2, 2016 the Company issued 700,000 shares under a registration statement that was declared effective on April 15, 2016.

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

Results of Operations for the three and nine months to December 31, 2016

Revenues

Our total revenue reported for the three months ended December 31, 2016 and 2015 was $Nil and $2,965 respectively. Our total revenue reported for the nine months ended December 31, 2016 and 2015 was $9,282 and $4,201 respectively. Most of our revenues have occurred on third-party e-commerce sites and via our e-commerce website.

We expect revenues to increase for the year ended March 31, 2017 as a result of increased sales resulting from improved marketing and increased production. Our products range is currently very seasonal and as such we made no sales in three months to December 31, 2016. Subject to our ability to raise sufficient funds, we hope develop our own e-commerce site in an effort to increase revenues.

Cost of Goods Sold

Our cost of goods sold for the three months to December 31, 2016 and 2015 was $0 and $1,810, respectively. Our cost of goods sold for the nine months to December 31, 2016 and 2015 was $458 and $2,850, respectively. Our costs of goods sold decreased for the three and nine months to December 31, 2016 as the company did not make any sales in the current period compared to selling goods in the three and nine months to December 31, 2015.

Gross Profit/(loss)

Gross profit for the three months to December 31, 2016 and 2015 was $Nil and $1,155, respectively. Gross profit for the nine months to December 31, 2016 and 2015 was $8,824 and $1,351, respectively.

Operating Expenses

Operating expenses were $4,190 and $8,171 for the three months to December 31, 2016 and 2015, respectively. Operating expenses were $17,141 and $9,373 for the nine months to December 31, 2016 and 2015, respectively.

Our operating expenses for the three months to December 31, 2016 and consisted of depreciation in the amount of $72 and $173, respectively, general and administrative expenses of $492 and $5,097 respectively and professional fees of $3,626 and $2,901, respectively.

Our operating expenses for the nine months to December 31, 2016 consisted of depreciation in the amount of $216 and $264, respectively, general and administrative expenses of $1,597 and $5,745 respectively and professional fees of $15,328 and $3,364, respectively.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the three months to December 31, 2016 and 2015 was $4,190 and $7,016, respectively. Net loss for the nine months to December 31, 2016 and 2015 was $8,317 and $8,022, respectively.

Liquidity and Capital Resources

As of December 31, 2016, we had total current assets of $23,787, consisting of cash, prepaid expenses, accounts receivable and inventories. We had current liabilities of $4,463 consisting of accounts payable as of December 31, 2016. Accordingly, we had a working capital surplus of $19,876 as of December 31, 2016.

Operating activities used $21,240 and $12,004 in cash for the nine months to December 31, 2016 and 2015, respectively.

We expect to spend approximately $240,000 toward the initial implementation of our business plan over the course of our next full fiscal year. On December 31, 2016, we had $11,504 in cash. The success of our business plan therefore depends on raising funds through the current offering. If the maximum offering is sold, we should have sufficient cash to carry out our business plan until March 31, 2017. If substantially less than the maximum offering is sold, however, our ability to execute on our immediate business plan will be impaired. Our ability to operate beyond March 31, 2017, is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Current Offering.

We filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on February 8, 2016 pursuant to which we registered an offering (“Offering”) to raise up to $250,000 in gross proceeds from sale of our common stock at a price per share of $0.005 (for a total of 50,000,000 shares of common stock). The registration statement was declared effective on April 15, 2016. As of the date of this report, we have sold 5,490,000 shares of our common stock in the offering and raised $27,450 in offering proceeds.

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

As of December 31, 2016, we had current assets in the amount of $23,787 and current liabilities in the amount of $4,463. Accordingly, we had working capital surplus of $19,876 as of December 31, 2016. Our current working capital along with our revenues is not sufficient to enable us to implement our business plan as set forth herein. Our expenses for the referenced offering are estimated at $10,000, and we will need a minimum of $52,500 for the next twelve months. As such, our monthly burn rate for the next twelve months is estimated at $4,500. We will need to sell a minimum of 25% of the offering for net proceeds of $52,500 in order to meet our financial obligations. Our ability to remain in business with less than $52,500 in this offering is questionable.

Based on our current burn rate, we will run out of funds by May 2017 without additional capital and assuming revenues based on past performance during that period. If we fail to raise sufficient funds in this offering, investors may lose their entire cash investment. The Company’s business plans do not include selling the Company to a private entity through a business combination or reverse merger transaction should the Company fail to raise sufficient funds in this offering. Management believes that the Company will be able to operate for the coming year by obtaining additional loans from our directors and from equity funding. Although we have not reached a formal agreement or understanding with our directors, we have been informed that Mr. Ridding is willing to provide an additional $60,000 over the next 12 months, assuming Mr. Ridding does not experience any personal financial difficulties during that period of time. There are no guarantees however that we will be able to obtain sufficient funding to continue to operate during the next 12 months. Moreover, the Company will be required to seek additional equity funding in the form of private or public offerings of its common stock in the future which may cause substantial dilution to existing shareholders.

Going Concern

Our assets at December 31, 2016 total $24,339. This amount does not provide adequate working capital for us to successfully operate our business. Expenses incurred to the date of this prospectus are being recorded our books as they occur. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital. Management believes that we will be able to operate for the coming year by obtaining loans from Mr. Ridding and from equity funding, via proceeds raised from the offering set forth in this prospectus. However there can be no assurances that management's plans will be successful.

Off Balance Sheet Arrangements

As of December 31, 2016, there were no off balance sheet arrangements.

Current Offering

We filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on February 8, 2016 pursuant to which we registered an offering to raise up to $250,000 in gross proceeds from sale of our common stock at a price per share of $0.005 (for a total of 50,000,000 shares of common stock). The registration statement was declared effective on April 15, 2016. As of the date of this report, we have sold 5,490,000 shares of our common stock in the offering and raised $27,450 in offering proceeds.

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

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified revenue reporting was a quantitative material weaknesses in our internal controls over financial reporting as of the end of third quarter ended December 31, 2016.

There were no changes in our internal controls over financial reporting during the first quarter of the fiscal year ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report on Form 10-Q for the quarter to December 31, 2016 does not include an auditor attestation report on our internal controls over financial reporting inasmuch as no attestation report was required under the rules of the Securities and Exchange Commission applicable to us as in effect at that time.

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

Date: January 19, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anthony Ridding
Anthony Ridding President, Chief Executive Officer, Principal Executive Officer and Director

Date: January 19, 2017

By:	/s/ Candice Tomkins
Candice Tomkins Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

Date: January 19, 2017

