Form 10-K
period 2017-03-31
Unleashed Inc.
filed 2017-07-10
CIK 1666114

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended March 31, 2017

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

Issuer’s telephone number: +42 123 300 6760

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No (Currently inapplicable to Registrant)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ (Currently inapplicable to Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the securities act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end, March 31, 2017: N/A.

The number of shares issued and outstanding of issuer’s common stock, $.001 par value, as of July 11, 2017 was 28,040,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Description of Business.

Description of Business

Company Overview

We were incorporated as Unleashed Inc. on March 5, 2015 in the State of Nevada for the purpose of designing, distributing and selling swim, surf and open water related products to customers. Our office address is Kassalova 33, 949 01 Nitra, Slovakia, our phone is +42 123 300 6760 and our website is www.unleashedhardware.com.

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

Registration Statement

We filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on February 8, 2016 pursuant to which we registered an offering to raise up to $250,000 in gross proceeds from sale of our common stock at a price per share of $0.005 (for a total of 50,000,000 shares of common stock). The registration statement was declared effective on April 15, 2016. As of the date of this report, we have sold 13,040,000 shares of our common stock in the offering and raised $65,200 in offering proceeds. The offering was closed April 5, 2017.

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

Sales

Since inception, we have sold approximately 15 SUP’s and 255 tow float bags. Our sales have been generated through online sales through our e-commerce website and at triathlon and surfing events in the United Kingdom we have attended. We have also generated sales of $9,219 in respect of event organization and safety support for open water swimming events.

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

Facilities

We do not own any real property. We maintain our corporate office at Kassalova 33, 949 01 Nitra, Slovakia. Our address in the United Kingdom is 19 Lever Street, Manchester, M1 1AN, United Kingdom.

Item 1A. Risk Factors.

Disclosure Regarding Forward Looking and Cautionary Statements.

Forward Looking Statements. Certain of the statements contained in this Annual Report on Form 10-K include “forward looking statements”. All statements other than statements of historical facts included in this Form 10-K regarding the Company’s financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management’s expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”) are disclosed below in the Cautionary Statements section and elsewhere in this Form 10-K. All written and oral forward looking statements attributable to the Company or persons acting on behalf of the Company subsequent to the date of this Form 10-K are expressly qualified in their entirety by the Cautionary Statements.

Risk Factors

Risks Associated with Our Financial Condition

Because our auditor has issued a going concern opinion regarding our company, there is an increased risk associated with an investment in our company.

We have earned limited revenue since our inception which makes it difficult to evaluate whether we will operate profitably in the future. Revenues generated were $9,730 for the fiscal year ended March 31, 2017 and $18,805 for the fiscal year to March 31, 2016. Operating expenses were $32,588 for the fiscal year ended March 31, 2017 and $22,795 for the fiscal year to March 31, 2016. We have incurred a comprehensive net loss of $26,946 for the fiscal year to March 31, 2017 and $11,513 for the fiscal year ended March 31, 2016. We have not attained sustained profitable operations since inception and are dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months. As of March 31, 2017, we had cash on hand in the amount of $39,863. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report dated June 7, 2017 as of and for fiscal year ended March 31, 2017 and the fiscal year to March 31, 2016 that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, the Dodd-Frank Act and related regulations implemented by the Securities and Exchange Commission are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and attract and retain qualified executive officers.

The increased costs associated with operating as a public company may decrease our net income or increase our net loss, and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

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

Anthony Ridding and Candice Tomkins our current sole officers and directors, are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. Mr. Ridding was a director of the owner and operator of Clamason Industries Limited until 20th December 2016. On 20th December 2016 Mr. Ridding became an independent consultant to Clamason Industries Limited. Clamason Industries Limited specializes in precision engineering. Ms. Tomkins works for Wave Project, a charity helping children with mental health difficulties through surfing. Mr. Ridding and Ms. Tomkins do work for Clamason Industries Limited and Wave Project, respectively, they are not obligated to devote any specific number of hours to our affairs, but it is estimated that they will each devote approximately 15 hours per week on our business. As such, there may be a conflict of interest in the determination as to how much time they devote to their existing roles as opposed to our business. Investors should be aware of this in deciding whether to purchase our capital stock.

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

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

In addition to the “penny stock” rules described below, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Description of Property.

The Company maintains its offices at Kassalova 33, 949 01 Nitra, Slovakia. These offices consist of 400 square feet and are leased from the Company’s President and director under an oral lease agreement on a month to month, rent free basis.

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

Securities authorized for issuance under equity compensation plans

The Company has no securities authorized for issuance under equity compensation plans as of March 31, 2017.

The Company had no events reportable under Items 701 or 703, respectively, of Regulation S-K.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis.

Forward-Looking Statements

Management’s statements contained herein are not historical facts and are forward-looking statements. Factors which could have a material adverse effect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to, those matters discussed under the section entitled “Risk Factors,” above. Such risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Current Offering

We filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on February 8, 2016 pursuant to which we registered an offering to raise up to $250,000 in gross proceeds from sale of our common stock at a price per share of $0.005 (for a total of 50,000,000 shares of common stock). The registration statement was declared effective on April 15, 2016. As of the date of this report, we have sold 13,040,000 shares of our common stock in the offering and raised $65,200 in offering proceeds. The offering was closed April 5, 2017.

Facility and Materials

We expect to start leasing a warehousing facility in Bristol, United Kingdom in mid 2017. The warehouses we have identified costs are $5,000 per annum and are 120 square feet. As our products are inflatable, we believe this will be sufficient space for our operations. We would like to achieve this in the next 12 months, but the current space we have along with our online market do not make this our immediate priority.

We are considering increasing current inventory levels and expanding our SUP product range. We intend to increase inventory levels of our 11foot board to 100 units at a total cost of $30,000. Our current SUP is 11foot long and we would like to add a 9 foot model with a slightly slimmer design specifically for the surf environment and riding waves. This model would come with a carbon fiber paddle and be aimed at the more professional user. We also intend to add a 12 ft. 6’’ model for flat water explorers. Being larger in size this model would enable users to carry more equipment such as camping kit, barbecues, clothing etc. The design incorporates more areas to tie equipment down to and increased strength in the nose and tail in order to withstand more knocks and bumps associated with venturing into unknown areas. As both products are more specialized they will be priced slightly higher at a retail price of $800, which is still lower than that of other competitors. The approximate cost to add 75 of each of the two new SUP’s will be $45,000.

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

We are considering focusing our efforts on designing a new swim dry bag and tow float to our existing range within the next 3 to 6 months.

Product Development

Should we secure additional funding, we intend to design and have manufactured our own product, a surfboard leash specific to the learner surfer market. Surfboard leashes are currently designed for experienced surfers to trail behind a surfboard when paddling.

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

Should we secure sufficient additional funding, we intend to design and have manufactured a swim dry bag and tow float with an incorporated safety feature that does not currently exist on the market. Our new design of swim float includes an Emergency Position Indicating Radio Beacon (EPIRB) device. EPIRB are currently used on boats, yachts and leisure boats. This product is more of a specialist product and is aimed at the more proficient and adventurous swimmer. Given current prices of EPIRBs we estimate that our EPIRB equipped swim dry bag and tow float will retail for approximately $500. The approximate cost for the design, development for this product is $30,000. We would like to achieve the devolvement and production of this new product in the next 12 months. As this product is such a specialist product we will priorities the development of the learner leash over the development of this product should we not secure sufficient funding to develop both products.

Advertising and Marketing

We intend to sponsor a number of athletes in order to generate brand awareness and endorse our products. However, given the current level of funding available we will prioritize product development and increasing inventory levels for the time being.

Offering Expenses, Legal and Accounting

We will be required to pay legal, audit and professional fees as we meet our reporting obligations with the Securities and Exchange Commission. We believe this will cost us approximately $25,000 for the next twelve months.

As of March 31, 2017, we had current assets in the amount of $40,766 and current liabilities in the amount of $3,250. Accordingly, we had working capital surplus of $37,516 as of March 31, 2017. Our current working capital along with our revenues is not sufficient to enable us to implement our business plan as set forth herein. Our ability to remain in business without additional funding is questionable.

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

Results of Operations for the Fiscal Year ended March 31, 2017 compared with the Fiscal Year ended March 31, 2016.

Revenues

Our total revenue reported for the annual period ended March 31, 2017 was $9,730. Most of our revenues have occurred on third-party e-commerce sites and via our e-commerce website. Our total revenue reported for the annual period ended March 31, 2016 was $18,805.

Cost of Goods Sold

Our cost of goods sold for the annual period ended March 31, 2017 was $450 which consist mainly of raw materials, merchant and shipping fees. Our cost of goods sold for the annual period ended March 31, 2016 was $7,554 which consist mainly of raw materials, merchant and shipping fees. Decrease in cost of goods sold is due to selling services in the current period compared to selling swimming products in the prior year. The services were rendered to clients by our officers at no cost to the Company, which is normal for a start-up company.

Gross Profit

Gross profit for the year ended March 31, 2017 was $9,280, or approximately 95% of sales. Gross profit for the year ended March 31, 2016 was $11,251, or approximately 59% of sales.

Operating Expenses

Operating expenses were $32,588 for the year ended March 31, 2017 compared with $22,795 for the year ended March 31, 2016. Our operating expenses for both periods consisted mainly of professional fees and general and administrative expenses.

Professional fees for the year ended March 31, 2017 were $20,893 compared with $18,539 for the year ended March 31, 2016. General and administrative costs, which include advertising and promotion, office supplies, travel, bad debt expenses and bank service charges, were $11,393 compared with $3,907 for the year to March 31, 2016. The increase in general and administrative expenses for the 2017 period was due to recording bad debts expense of $9,219.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our becoming a reporting company under the Federal Securities Laws.

Other Comprehensive Loss

Other comprehensive loss for year ended March 31, 2017 was ($3,638) compared with other comprehensive income of $31 for the year to March 31, 2016. The difference is due to exchange rate fluctuation.

Liquidity and Capital Resources

As at March 31, 2017 and March 31, 2016, respectively, we had total current assets consisting of cash and inventories of $40,766 and $6,302 and current liabilities of $3,250 and $3,646. Accordingly, as at March 31, 2017 and March 31, 2016, respectively, we had a working capital of $37,516 and $2,656. Our cash position reflect the proceeds from our offering.

Operating activities used $22,824 in cash for the fiscal year ended March 31, 2017.

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

Going Concern

Our assets at March 31, 2017 total $41,255. This amount does not provide adequate working capital for us to successfully operate our business. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital. Management believes that we will be able to operate for the coming year by obtaining loans from Mr. Ridding and from equity funding, via proceeds raised from the referenced offering. However, there can be no assurances that management’s plans will be successful.

Off Balance Sheet Arrangements

As of March 31, 2017, there were no off balance sheet arrangements.

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Unleashed, Inc.

Kassalova 33, 949 01 Nitra, Slovakia

We have audited the accompanying balance sheets of Unleashed Inc. as of March 31, 2017 and 2016 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unleashed Inc. as of March 31, 2017 and 2016 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered continuing losses and has yet to establish a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

July 7, 2017

Unleashed Inc.
Balance Sheets

	March 31,	March 31,
ASSETS	2017	2016
Current Assets
Cash	$39,863	$5,158
Accounts receivable	9,219	-
Allowance for doubtful accounts	(9,219)	-
Inventories	903	1,144
Total Current Assets	40,766	6,302
Fixed Assets
Property and Equipment, net of accumulated depreciation of $668 and $434, respectively.	489	895
TOTAL ASSETS	$41,255	$7,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$-	$3,646
Due to Investor	3,250	-
Total Current Liabilities	-	3,646

Total Liabilities	3,250	3,646

Commitment & Contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 27,280,000 and 15,000,000 issued and outstanding as of March 31, 2017 and March 31, 2016, respectively	27,280	15,000
Additional paid-in capital	51,455	2,335
Accumulated deficit	(37,178)	(13,870)
Accumulated other comprehensive income	(3,552)	86
Total Stockholders’ Equity	38,005	3,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,255	$7,197

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.
Statements of Comprehensive Loss

	Year Ended	Year Ended
	March 31,	March 31,
	2017	2016

Revenues	$9,730	$18,805
Cost of Goods Sold	450	7,554

Gross Profit (Loss)	9,280	11,251

Operating Expenses
Depreciation expense	302	349
General and administrative expenses	11,393	3,907
Professional Fees	20,893	18,539
Total Operating Expenses	32,588	22,795

Loss before Provision for Income Taxes	(23,308)	(11,544)

Provision for Income Taxes	-	-

Net Loss	$(23,308)	$(11,544)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(3,638)	31
Total Comprehensive Loss	$(26,946)	$(11,513)

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	18,143,466	15,000,000

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.
Statements of Cash Flows
	Year Ended	Year Ended
	March 31,	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,308)	(11,544)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	302	349
Bad debt expense	9,612	-
Changes in:
Accounts receivable	(9,612)
Accounts payable	(3,388)	3,820
Due to Investor	3,472	-
Inventories	98	(1,199)
Net cash provided by operating activities	(22,824)	(8,574)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and Equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	60,439	-
Net cash provided by financing activities	60,439	-

Effect of exchange rate changes on cash	(2,910)	(782)

Changes in cash during the period	34,705	(9,356)

Cash at beginning of period	5,158	14,514

Cash at end of period	$39,863	5,158

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.
Statement of Stockholders’ Equity
As of March 31, 2017

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance, March 5, 2015	-	$-	$-	$-		$-

Stock issued for cash	15,000,000	15,000	-	-		15,000

Contributed Services			2,335	-		2,335

Other comprehensive income/(loss)					3	3

Net loss	-	-	-	(2,273)		(2,273)
Balance, March 31, 2015	15,000,000	15,000	2,335	(2,273)	$3	15,065

Other comprehensive income/(loss)					83	83

Net loss	-	-	-	(11,597)		(11,597)
Balance, March 31, 2016	15,000,000	15,000	2,335	(13,870)	86	3,551

Stock issued for cash	12,280,000	12,280	49,120			61,400

Other comprehensive income/(loss)					(3,638)	(3,289)

Net loss	-	-	-	(23,308)		(23,308)
Balance, March 31, 2017	27,280,000	27,280	51,455	(37,178)	(3,552)	38,005

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Notes to the Financial Statements

March 31, 2017 and 2016

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, inventories, and accounts payable. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

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

March 31, 2017 and 2016

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

Revenue is recognized for sales transacted when the customer receives and pays for the merchandise at the register. For sales in which we ship the merchandise to the customer, revenue is recognized at the time the customer receives the product or when services are rendered. Amounts related to shipping and handling are billed to customers are recorded in net sales, and the related costs are recorded in cost of goods sold in the Consolidated Statement of Operations. Revenues are presented net of estimated returns and any taxes collected from customers and remitted to governmental authorities.

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

Our inventory as of March 31, 2017 included Tow floats and Goggles, we had no SUP’s in stock as of March 31, 2017.

Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs of completion and selling expenses.

Income Taxes

The Company accounts for its income taxes in accordance with ASC No. 740, “Income Taxes”. Under Statement 740, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

Depreciation, Amortization and Capitalization

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives (3-7 years). Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the residual balance method over their estimated useful lives (15 years). Amortization of our website is calculated by the residual balance method over their estimated useful lives (5 years). Historical costs are reviewed and evaluated for the net realizable value of the assets. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of long-lived assets existed at March 31, 2017 and March 31, 2016.

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

March 31, 2017 and 2016

When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

Foreign Currency Translation

The functional currency of the Company is Great British Pounds (GBP). Monetary assets and liabilities of our operations are translated into United States dollar equivalents using the exchange rates in effect at the balance sheet date. While nonmonetary assets and liabilities in addition to common stock and additional paid in capital are translated at historical rate. Revenues, expenses and retained earnings are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income as part of shareholders’ equity. These amounts were immaterial at March 31, 2016. During the year ended March 31, 2017, we recorded Foreign currency translation loss of ($3,638).

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues. As of:

	March 31, 2017	March 31, 2016
Equipment	$1,157	$1,329
Less accumulated depreciation	668	434
Equipment, net	$489	$895

Assets are depreciated over their useful lives beginning when placed in service. Depreciation expenses were $302 and $349 for each of the year ended March 31, 2017 and for the year to March 31, 2016 respectively.

NOTE 4 - PROVISION FOR INCOME TAXES

The reconciliation of income tax provision (benefit) at the U.S. statutory rate of 34% for the year to March 31, 2017 and for the year to March 31, 2016 to the Company’s effective tax rate is as follows:

	March 31, 2017	March 31, 2016
Income tax benefit at statutory rate	$7,925	$3,943
Change in valuation allowance	(7,925)	(3,943)
Income tax provision	$-	$-

Unleashed Inc.

Notes to the Financial Statements

March 31, 2017 and 2016

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of March 31, 2017 and March 31, 2016 are as follows:

	March 31, 2016	March 31, 2015

Net Operating Loss carry forward	$12,641	$4,716
Valuation allowance	(12,641)	(4,716)
Net deferred tax asset	$–	$–

The Company has approximately $37,200 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is not presently involved in any litigations.

NOTE 6 - GOING CONCERN

As set forth on the Company’s balance sheet, its assets total $41,255 and $7,197 as of March 31, 2017 and March 31, 2016 respectively. These amounts do not provide adequate working capital for the Company to successfully operate its business and to service its debt. Expenses incurred to the date of this prospectus are being recorded on the Company’s books as they occur. This raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year by obtaining additional loans from Mr. Ridding and from equity funding. However, there can be no assurances that management’s plans will be successful.

NOTE 7 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On March 5, 2015, the Company’s founder, President and CEO, Anthony Ridding, acquired all the 15,000,000 common shares issued by the Company, at a price of $0.001 per share.

Unleashed Inc.

Notes to the Financial Statements

March 31, 2017 and 2016

NOTE 8 - CAPITAL STOCK

The Company was incorporated on March 5, 2015 in Nevada with authorized capital of 100,000,000 shares of $0.001 par value common stock.

On March 5, 2015, the Company issued 15,000,000 shares of common stock to the founder for cash proceeds of $15,000.

There were 27,280,000 and 15,000,000 shares of common stock issued and outstanding at March 31, 2017 and March 31, 2016 respectively. There were no shares of preferred stock issued and outstanding at March 31, 2017.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than as follows:

On April 4, 2017. we issued 760,000 shares under a registration statement that was declared effective on April 15, 2016.

On April 5, 2017. we closed the offering having issued 13,040,000 shares in the offering raising $65,200.

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

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified revenue reporting was a quantitative material weaknesses in our internal controls over financial reporting as of the end of the fiscal year ended March 31, 2017.

There were no changes in our internal controls over financial reporting during the fourth quarter of the fiscal year ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report on Form 10-K for the fiscal year ended March 31, 2017 does not include an auditor attestation report on our internal controls over financial reporting inasmuch as no attestation report was required under the rules of the Securities and Exchange Commission applicable to us as in effect at that time.

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

Name	Age	Position(s) and Office(s) Held
Anthony Ridding	67	President, Chief Executive Officer, and Director

Candice Tomkins	27	Chief Financial Officer, Secretary, Treasurer and Director

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

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors.

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony Ridding, President,	2016	0	0	0	0	0	0	0	0
CEO and director	2017	0	0	0	0	0	0	0	0

Candice Tomkins, CFO,	2016	0	0	0	0	0	0	0	0
Treasurer and director	2017	0	0	0	0	0	0	0	0

Narrative Disclosure to the Summary Compensation Table

We have not compensated Mr. Ridding or Ms. Tomkins for fiscal years 2016 and 2017 commensurate with our limited growth and resources. Both officers have agreed to act in such officer capacities without compensation until such time as we generate revenues to support their salaries, which are undetermined at this time.

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

No compensation was paid to any directors of the Company in such capacity during 2016 and 2017. Directors, however, are reimbursed for expenses incurred by them in connection with the Company’s business.

Other than as stated above, the Company does not have any other form of compensation payable to its officers or directors, including any equity awards, stock option plans, stock appreciation rights, or long term incentive plan awards for the periods indicated in the above table. The Company has no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer’s employment or from a change-in-control or a change in an executive officer’s responsibilities following a change-in-control.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of July 11, 2017, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 28,040,000 shares of common stock issued and outstanding on July 11, 2017.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Anthony Ridding Kassalova 33, 949 01 Nitra, Slovakia	15,000,000	55%
Common	Total all executive officers and directors	15,000,000	55%

Common	Other 5% Shareholders
	None

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

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

Item 14. Principal Accountant Fees and Services.

Pritchett, Siler and Hardy PC is the Company’s principal accountant and has provided auditing services for the Company during the 2017 and 2016 periods. The fees are set forth below:

	Fiscal year ending		Fiscal year ending
	March 31, 2017		March 31, 2016
Audit Fees		$9,500		$11,000
Audit Related Fees	$	NIL	$	NIL
Tax Fees	$	NIL	$	NIL
All Other Fees	$	NIL	$	NIL

Prior to engaging its accountants to perform a particular service, the Company’s Board of Directors obtains an estimate for the service to be performed.  All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

Item 15. Exhibits.

EXHIBIT INDEX

Item 16. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (2)
3.2	By-laws (2)
10.1	Subscription Agreement (2)
14	Code of Ethics(1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (1)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (1)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (1)
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

(1)	Filed herewith.
(2)	Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNLEASHED INC.

By:	/s/ Anthony Ridding
Anthony Ridding President, Chief Executive Officer, Principal Executive Officer and Director

Date: July 10, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anthony Ridding
Anthony Ridding President, Chief Executive Officer, Principal Executive Officer and Director

Date: July 10, 2017.

By:	/s/ Candice Tomkins
Candice Tomkins Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

Date: July 10, 2017.

