Form 10-Q
period 2017-06-30
Unleashed Inc.
filed 2017-08-03
CIK 1666114

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _________ to ________.

Commission file number: 333-209429

UNLEASHED, INC.

(Exact name of registrant as specified in its charter)

Nevada	36-4811250
(State of Incorporation)	(I.R.S. Employer I.D. Number)

Klincová 37, 821 08 Bratislava, Slovakia

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal year end, March 31, 2017: N/A.

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of August 3, 2017 was 28,070,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of June 30, 2017 and March 31, 2017 (unaudited);
F-2	Statements of Comprehensive Loss for the three months ended June 30, 2017 and 2016 (unaudited);
F-3	Statements of Cash Flows for the three months ended June 30, 2017 and 2016 (unaudited); and
F-4	Notes to the unaudited Financial Statements.

1

Balance Sheets
(Unaudited)

	June 30,	March 31,
	2017	2017
ASSETS
Current Assets
Cash	$41,079	$39,863
Accounts Receivable	9,547	9,219
Allowance for doubtful debts	(9,547)	(9,219)
Inventories	853	903
Total Current Assets	41,932	40,766
Fixed Assets
Property and Equipment, net of accumulated depreciation of $767 and $668, respectively.	433	489
TOTAL ASSETS	$42,365	$41,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	-	-
Current Liabilities
Accounts payable	$803	$-
Due to Investor	-	3,250
Total Current Liabilities	803	3,250

Total Liabilities	803	3,250

Commitment & Contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 28,070,000 and 27,280,000 issued and outstanding as of June 30, 2017 and March 31, 2017, respectively	28,070	27,280
Additional paid-in capital	54,615	51,455
Accumulated deficit	(39,163)	(37,178)
Accumulated other comprehensive income	(1,960)	(3,552)
Total Stockholders' Equity	41,562	38,005

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,365	$41,255

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Statements of Comprehensive Loss

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2017	2016

Revenues	$183	$121

Cost of Goods Sold	85	509

Gross Profit (Loss)	98	(388)

Operating Expenses
Depreciation expense	73	83
General and administrative expenses	495	895
Professional Fees	1,120	2,413
Total Operating Expenses	1,688	3,391

Loss before Provision for Income Taxes	(1,590)	(3,779)

Provision for Income Taxes	-	-

Net Loss	$(1,590)	$(3,779)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	1,952	(710)
Total Comprehensive Loss	$362	$(4,489)

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	28,044,945	15,064,020

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss’	$(1,590)	(3,779)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	73	83
Changes in:	-
Accounts payable	790	(3,637)
Non cash contribution	-	-
Inventories	81	90
Net cash provided by operating activities	(646)	(7,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and Equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan From Investor	(3,360)	-
Proceeds from sale of common stock	3,950	9,700
Net cash provided by financing activities	590	9,700

Effect of exchange rate changes on cash	1,272	(597)

Changes in cash during the period	1,216	1,860

Cash at beginning of period	39,863	5,158

Cash at end of period	$41,079	7,018

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Notes to the Unaudited Financial Statements

For the Three Months Ended June 30, 2017

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

Basis of presentation

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes. The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2017 and notes thereto contained in the Company's Annual Report on Form 10-K.

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

The Company records an allowance for doubtful accounts, if any, as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of June 30, 2017 there was an allowance of $9,547 for doubtful accounts, and we did not record any bad debt expense during the period from Inception (May, 5 2015) through June 30, 2017.

Unleashed Inc.

Notes to the Unaudited Financial Statements

For the Three Months Ended June 30, 2017

Foreign Currency Translation

The functional currency of the Company is Great British Pounds (GBP). Monetary assets and liabilities of our operations are translated into United States dollar equivalents using the exchange rates in effect at the balance sheet date. While nonmonetary assets and liabilities in addition to common stock and additional paid in capital are translated at historical rate. Revenues, expenses and retained earnings are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in stockholders’ equity. As of June 30, 2017, these amounts were immaterial, and the total foreign currency translation gains included in other comprehensive loss was $1,960.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues. As of:

	June 30, 2017	March 31, 2016
Equipment	$1,200	$1,157
Less accumulated depreciation	767	668
Equipment, net	$433	$489

Assets are depreciated over their useful lives beginning when placed in service. Depreciation expenses were $73 and $302 for the three months ended June 30, 2017 and year ended March 31, 2017 respectively.

NOTE 4 - PROVISION FOR INCOME TAXES

The reconciliation of income tax provision (benefit) at the U.S. statutory rate of 34% for the three months ended June 30, 2017 and for the three months ended June 30, 2016 to the Company’s effective tax rate is as follows:

	June 30, 2017	June 30, 2016
Income tax benefit at statutory rate	$541	$1,285
Change in valuation allowance	(541)	(1,285)
Income tax provision	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of June 30, 2017 and March 31, 2017 are as follows:

	June 30, 2017	March 31, 2017

Deferred tax asset	$13,182	$12,641
Valuation allowance	(13,182)	(12,641)
Net deferred tax asset	$–	$–

Unleashed Inc.

Notes to the Unaudited Financial Statements

For the Three Months Ended June 30, 2017

The Company has approximately $39,163 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is not presently involved in any litigation.

NOTE 6 - GOING CONCERN

As set forth on the Company's balance sheet, its assets total $42,365 and $41,255 as of June 30, 2017 and March 31, 2016 respectively. These amounts do not provide adequate working capital for the Company to successfully operate its business and to service its debt. Expenses incurred to the date of this prospectus are being recorded on the Company's books as they occur. This raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year by obtaining additional loans from Mr. Ridding and from equity funding. However, there can be no assurances that management's plans will be successful.

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

On April 4, 2017, we issued 790,000 shares under a registration statement that was declared effective on April 15, 2016.

There were 28,070,000 and 27,280,000 shares of common stock issued and outstanding at June 30, 2017 and March 31, 2017 respectively. There were no shares of preferred stock issued and outstanding at June 30, 2017.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Company Overview

We were incorporated as Unleashed Inc. on March 5, 2015 in the State of Nevada for the purpose of designing, distributing and selling swim, surf and open water related products to customers. Our office address is Klincová 37, 821 08 Bratislava, Slovakia, our phone is +42 123 6760 and our website is www.unleashedhardware.com.

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

Results of Operations for the three months to June 30, 2017

Revenues

Our total revenue reported for the three months ended June 30, 2017 was $183 compared with $121 for the three months to June 30, 2016. Most of our revenues have occurred on third-party e-commerce sites and via our e-commerce website.

We expect revenues to increase for the year ended March 31, 2018 as a result of increased sales resulting from improved marketing and increased production. Subject to our ability to raise sufficient funds, we hope to develop our own e-commerce site in an effort to increase revenues.

Cost of Goods Sold

Our cost of goods sold for the three months to June 30, 2017 was $85 compared with $509 for the three months to June 30, 2016.

Gross Profit/(loss)

Gross profit for the three months to June 30, 2017 was $98 compared with the gross loss for the three months to June 30, 2016 of $(388).

Operating Expenses

Operating expenses were $1,688 and $3,391 for the three months to June 30, 2017 and 2016 respectively.

Our operating expenses for the three months to June 30, 2017 consisted of depreciation in the amount of $73, general and administrative expenses of $495 and professional fees of $1,120.

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

Net Loss

Net losses for the three months to June 30, 2017 and 2016 were $1,590 and $3,779 respectively.

Liquidity and Capital Resources

As of June 30, 2017, we had total current assets of $41,932, consisting of cash and inventories. We had current liabilities of $803 as of June 30, 2017. Accordingly, we had a working capital surplus of $41,129 as of June 30, 2017.

Operating activities used $646 in cash for the three months to June 30, 2017.

Our ability to operate beyond March 31, 2018, is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

Our assets at June 30, 2017 total $42,365. This amount does not provide adequate working capital for us to successfully operate our business. Expenses incurred to the date of this prospectus are being recorded our books as they occur. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital. Management believes that we will be able to operate for the coming year by obtaining loans from Mr. Ridding and from equity funding, via proceeds raised from the offering set forth in this prospectus. However, there can be no assurances that management's plans will be successful.

Off Balance Sheet Arrangements

As of June 30, 2017, there were no off balance sheet arrangements.

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

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified revenue reporting was a quantitative material weaknesses in our internal controls over financial reporting as of the end of first quarter ended June 30, 2017.

There were no changes in our internal controls over financial reporting during the first quarter of the fiscal year ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report on Form 10-Q for the quarter to June 30, 2017 does not include an auditor attestation report on our internal controls over financial reporting inasmuch as no attestation report was required under the rules of the Securities and Exchange Commission applicable to us as in effect at that time.

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

Date: August 3, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anthony Ridding
Anthony Ridding President, Chief Executive Officer, Principal Executive Officer and Director

Date: August 3, 2017

By:	/s/ Candice Tomkins
Candice Tomkins Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

Date: August 3, 2017

