Form 10-Q
period 2017-09-30
Unleashed Inc.
filed 2017-11-08
CIK 1666114

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No (Currently inapplicable to Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ Yes  ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end, March 31, 2017: N/A.

The number of shares issued and outstanding of issuer’s common stock, $.001 par value, as of November 8, 2017 was 28,070,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of September 30, 2017 and March 31, 2017 (unaudited);
F-2	Statements of Comprehensive Loss for the three and six months ended September 30, 2017 and 2016 (unaudited);
F-3	Statements of Cash Flows for the six months ended September 30, 2017 and 2016 (unaudited); and
F-4	Notes to the unaudited Financial Statements.

1

Unleashed Inc.
Balance Sheets
(Unaudited)

	Sept 30,	March 31,
	2017	2017
ASSETS
Current Assets
Cash	$34,577	$39,863
Accounts Receivable	9,880	9,219
Allowance for doubtful debts	(9,880)	(9,219)
Inventories	865	903
Total Current Assets	35,442	40,766
Fixed Assets
Property and Equipment, net of accumulated	369	489
TOTAL ASSETS	$35,811	$41,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$2,018	$-
Due to Investor	-	3,250
Total Current Liabilities	2,018	-

Total Liabilities	2,018	3,250

Commitment & Contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 28,070,000 and 27,280,000 issued and outstanding as of Sept 30, 2017 and March 31, 2017, respectively	28,070	27,280
Additional paid-in capital	54,615	51,455
Accumulated deficit	(48,178)	(37,178)
Accumulated other comprehensive income	(714)	(3,552)
Total Stockholders’ Equity	33,793	38,005

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,811	$41,255

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Statements of Comprehensive Loss

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2017	2016	2017	2016

Revenues	$43	$9,672	$227	$9,792

Cost of Goods Sold	19	-	103	479

Gross Profit (Loss)	24	9,672	124	9,313

Operating Expenses
Depreciation expense	78	69	151	152
General and administrative expenses	4,959	272	5,516	1,166
Professional Fees	3,941	9,938	5,061	12,351
Total Operating Expenses	8,978	10,279	10,728	13,669

Loss before Provision for Income Taxes	(8,954)	(607)	(10,604)	(4,356)

Provision for Income Taxes	-	-	-	-

Net Loss	$(8,954)	$(607)	$(10,604)	$(4,356)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	1,246	(1,025)	2,838	(1,735)
Total Comprehensive Loss	$(7,708)	$(1,632)	$(7,766)	$(6,091)

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	28,070,000	17,549,738	28,057,536	16,313,605

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	Sept 30,	Sept 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,604)	(4,356)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	151	152
Changes in:
Accounts receivable	-	(9,647)
Prepaid expense	-	(2,473)
Accounts payable	809	(1,848)
Inventories	100	99
Net cash provided by operating activities	(9,544)	(18,073)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and Equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to investor	(3,441)	-
Proceeds from sale of common stock	3,884	17,262
Net cash provided by financing activities	443	17,262

Effect of exchange rate changes on cash	3,815	2,838

Changes in cash during the period	(5,286)	2,027

Cash at beginning of period	39,863	5,158

Cash at end of period	$34,577	7,185

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	-
Cash paid for interest	$-	-

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Notes to the Unaudited Financial Statements

For the six months ended September 30, 2017

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

Basis of presentation

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes. The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2017 and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

The Company records an allowance for doubtful accounts, if any, as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of September 30, 2017 there was an allowance of $9,880 for doubtful accounts, and we did not record any bad debt expense during the period from Inception (May, 5 2015) through September 30, 2017.

Unleashed Inc.

Notes to the Unaudited Financial Statements

For the six months ended September 30, 2017

Foreign Currency Translation

The functional currency of the Company is Great British Pounds (GBP). Monetary assets and liabilities of our operations are translated into United States dollar equivalents using the exchange rates in effect at the balance sheet date. While nonmonetary assets and liabilities in addition to common stock and additional paid in capital are translated at historical rate. Revenues, expenses and retained earnings are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in stockholders’ equity. As of September 30, 2017, these amounts were immaterial, and the total foreign currency translation gains included in other comprehensive loss was $714.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues. As of:

	September 30, 2017	March 31, 2017
Equipment	$1,242	$1,157
Less accumulated depreciation	873	668
Equipment, net	$369	$489

Assets are depreciated over their useful lives beginning when placed in service. Depreciation expenses were $151 and $302 for the six months ended September 30, 2017 and year ended March 31, 2017 respectively.

NOTE 4 - PROVISION FOR INCOME TAXES

The reconciliation of income tax provision (benefit) at the U.S. statutory rate of 34% for the six months ended September 30, 2017 and for the six months ended September 30, 2017 to the Company’s effective tax rate is as follows:

	September 30, 2017	September 30, 2016
Income tax benefit at statutory rate	$3,605	$1,481
Change in valuation allowance	(3,605)	(1,481)
Income tax provision	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of September 30, 2017 and March 31, 2017 are as follows:

	September 30, 2017	March 31, 2017
Deferred tax asset	$16,381	$12,641
Valuation allowance	(16,381)	(12,641)
Net deferred tax asset	$–	$–

Unleashed Inc.

Notes to the Unaudited Financial Statements

For the six months ended September 30, 2017

The Company has approximately $48,178 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is not presently involved in any litigation.

NOTE 6 - GOING CONCERN

As set forth on the Company’s balance sheet, its assets total $35,811 and $41,255 as of September 30, 2017 and March 31, 2016 respectively. These amounts do not provide adequate working capital for the Company to successfully operate its business and to service its debt. Further the Company has income losses since inception. Expenses incurred to the date of this prospectus are being recorded on the Company’s books as they occur. This raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year by obtaining additional loans from Mr. Ridding and from equity funding. However, there can be no assurances that management’s plans will be successful.

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

On April 4, 2017, we issued 790,000 shares at $0.005 per share under a registration statement that was declared effective on April 15, 2016.

There were 28,070,000 and 27,280,000 shares of common stock issued and outstanding at September 30, 2017 and March 31, 2017 respectively. There were no shares of preferred stock issued and outstanding at September 30, 2017.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Since inception the Company has designed, tested and refined our Stand Up Paddleboard and Swim Tow Floats outsourced to manufacturers in China, created and launched our website www.unleashedhardware.com, established limited distribution channels for our products through our web-site and other third parties, and commenced the commercial sale of our products. The first sales of both of these products occurred in August 2015. We currently produce and sell two main products:

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

Results of Operations for the three and six months to September 30, 2017

Revenues

Our total revenue reported for the three months ended September 30, 2017 and 2016 was $43 and $9,672 respectively. Our total revenue reported for the six months ended September 30, 2017 and 2016 was $227 and $9,792 respectively. Most of our revenues have occurred on third-party e-commerce sites and via our e-commerce website.

We expect revenues to increase for the year ended March 31, 2018 as a result of increased sales resulting from improved marketing and increased production. Subject to our ability to raise sufficient funds, we hope to develop our own e-commerce site in an effort to increase revenues.

Cost of Goods Sold

Our cost of goods sold for the three months to September 30, 2017 and 2016 was $19 and $0, respectively. Our cost of goods sold for the six months to September 30, 2017 and 2016 was $103 and $479, respectively. Our costs of goods sold as a percentage of sales increased for the three and six months to September 30, 2017 as the company sold services in the three and six months to September 30, 2016 compared to selling goods in the current periods. The services were provided to our customers by the company’s officers at no cost to the company.

Gross Profit/(loss)

Gross profit for the three months to September 30, 2017 and 2016 was $24 and $9,672, respectively. Gross profit for the six months to September 30, 2017 and 2016 was $124 and $9,314, respectively.

Operating Expenses

Operating expenses were $8,978 and $10,279 for the three months to September 30, 2017 and 2016, respectively. Operating expenses were $10,728 and $13,669 for the six months to September 30, 2017 and 2016, respectively

Our operating expenses for the three months to September 30, 2017 and 2016 consisted of depreciation in the amount of $78 and $69, respectively, general and administrative expenses of $4,959 (which include directors travel expenses to meet with potential manufacturers in China) and $272, respectively and professional fees of $3,941 and $9,938, respectively.

Our operating expenses for the six months to September 30, 2017 and 2016 consisted of depreciation in the amount of $151 and $152, respectively, general and administrative expenses of $5,516 and $1,166 respectively, and professional fees of $5,061 and $12,351, respectively.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the three months to September 30, 2017 and 2016 was $8,954 and $607, respectively. Net loss for the six months to September 30, 2017 and 2016 was $10,604 and $4,356, respectively

Liquidity and Capital Resources

As of September 30, 2017, we had total current assets of $35,442, consisting of cash and inventories. We had current liabilities of $2,018 consisting of accounts payable as of September 30, 2017. Accordingly, we had a working capital surplus of $33,424 as of September 30, 2017.

Operating activities used $9,544 and $18,073 in cash for the six months to September 30, 2017 and 2016, respectively.

Going Concern

Our assets at September 30, 2017 total $35,811. This amount does not provide adequate working capital for us to successfully operate our business. Expenses incurred to the date of this prospectus are being recorded our books as they occur. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital. Management believes that we will be able to operate for the coming year by obtaining loans from Mr. Ridding and from equity funding, via proceeds raised from the offering set forth in this prospectus. However, there can be no assurances that management’s plans will be successful.

Off Balance Sheet Arrangements

As of September 30, 2017, there were no off balance sheet arrangements.

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

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified revenue reporting was a quantitative material weaknesses in our internal controls over financial reporting as of the end of the second quarter ended September 30, 2017.

There were no changes in our internal controls over financial reporting during the second quarter of the fiscal year ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report on Form 10-Q for the quarter to September 30, 2017 does not include an auditor attestation report on our internal controls over financial reporting inasmuch as no attestation report was required under the rules of the Securities and Exchange Commission applicable to us as in effect at that time.

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

Date: November 8, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anthony Ridding
Anthony Ridding President, Chief Executive Officer, Principal Executive Officer and Director

Date: November 8, 2017

By:	/s/ Candice Tomkins
Candice Tomkins Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

Date: November 8, 2017

