Form 10-Q
period 2017-12-31
Unleashed Inc.
filed 2018-02-14
CIK 1666114

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

The number of shares issued and outstanding of issuer’s common stock, $.001 par value, as of February 14, 2018 was 28,070,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of December 31, 2017 (unaudited) and March 31, 2017;
F-2	Statements of Comprehensive Loss for the three and nine months ended December 31, 2017 and 2016 (unaudited);
F-3	Statements of Cash Flows for the nine months ended December 31, 2017 and 2016 (unaudited); and
F-4	Notes to the unaudited Financial Statements.

1

Unleashed Inc.

Balance Sheets

	December 31,	March 31,
	2017	2017
ASSETS	(Unaudited)
Current assets
Cash	$30,189	$39,863
Inventories	870	903
Total current assets	31,059	40,766
Fixed Assets
Property and equipment, net of accumulated depreciation	293	489
TOTAL ASSETS	$31,352	$41,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts payable	$1,851	$-
Due to Investor	-	3,250
Total Current Liabilities	1,851	-
Total Liabilities	1,851	3,250

Commitment & Contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 28,070,000 and 27,280,000 issued and outstanding as of December 31, 2017 and March 31, 2017, respectively	28,070	27,280
Additional paid-in capital	54,615	51,455
Accumulated deficit	(52,322)	(37,178)
Accumulated other comprehensive income	(862)	(3,552)
Total Stockholders' Equity	29,501	38,005

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,352	$41,255

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Statements of Comprehensive Loss

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016

Revenues	$-	$-	$230	$9,282

Cost of Goods Sold	-	-	105	458

Gross Profit (Loss)	-	-	125	8,824

Operating Expenses
Depreciation expense	79	72	230	216
General and administrative expenses	322	492	5,838	1,597
Professional Fees	4,140	3,626	9,201	15,328
Total Operating Expenses	4,541	4,190	15,269	17,141

Loss before Provision for Income Taxes	(4,541)	(4,190)	(15,144)	(8,317)

Provision for Income Taxes	-	-	-	-

Net Loss	$(4,541)	$(4,190)	$(15,144)	$(8,317)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	148	(2,808)	2,690	(2,722)
Total Comprehensive Loss	$(4,393)	$(6,998)	$(12,454)	$(11,039)

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	28,070,000	19,413,938	28,061,716	17,350,800

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2017	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,144)	(8,317)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	230	216
Changes in:
Accounts receivable	-	(9,140)
Allowance for doubtful accounts	-	(2,343)
Accounts payable	1,818	(1,751)
Inventories	101	94
Net cash (used) in operating activities	(12,995)	(21,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of amount due to Investor	(3,488)	-
Proceeds from sale of common stock	3,950	27,450
Net cash provided by financing activities	462	27,450

Effect of exchange rate changes on cash	2,859	137

Changes in cash during the period	(9,674)	6,346

Cash at beginning of period	39,863	5,158

Cash at end of period	$30,189	11,504

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	-
Cash paid for interest	$-	-

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Notes to the Unaudited Financial Statements

For the nine months ended December 31, 2017

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

We were incorporated as Unleashed Inc. (the Company) on March 5, 2015 in the State of Nevada for the purpose of designing, distributing and selling swim, surf and open water related products to customers.

Mr. Ridding, our President and CEO, operated the business as a sole proprietor under the dba “Unleashed Hardware Inc.” He started the business on December 2, 2014 when he purchased a computer, started working on product designs, and the Company’s website. Mr. Ridding contributed the business assets and liabilities of his sole proprietorship into Unleashed Inc.

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

Earnings (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report. There were no dilutive time securities outstanding as of December 31, 2017.

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

The Company records an allowance for doubtful accounts, if any, as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of December 31, 2017 and March 31, 2017 there was an allowance for doubtful accounts of $0 and $9,219, respectively for doubtful accounts.

Unleashed Inc.

Notes to the Unaudited Financial Statements

For the nine months ended December 31, 2017

Foreign Currency Translation

The functional currency of the Company is Great British Pounds (GBP). Monetary assets and liabilities of our operations are translated into United States dollar equivalents using the exchange rates in effect at the balance sheet date. While nonmonetary assets and liabilities in addition to common stock and additional paid in capital are translated at historical rate. Revenues, expenses and retained earnings are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in stockholders’ equity. The exchange rate for the three months to December 31, 2017 and 2016 were $1.3272 and $1.2435 respectively. The exchange rate for the nine months to December 31, 2017 and 2016 were $1.3053 and $1.3302 respectively. The spot rates as at March 31, 2017 and December 31, 2017 were £1.2543 and £1.3515, respectively.

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

Our inventory as of December 31, 2017 and March 31, 2017 included Tow floats and Goggles, we had no SUP’s in stock as of December 31, 2017.

Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs of completion and selling expenses.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues. As of:

	December 31, 2017	March 31, 2017
Equipment	$1,248	$1,157
Less accumulated depreciation	955	668
Equipment, net	$293	$489

Assets are depreciated over their useful lives beginning when placed in service. Depreciation expenses were $79 and $73 for the three months ended December 31, 2017 and 2016, respectively. Depreciation expenses were $230 and $216 for the nine months ended December 31, 2017 and 2016, respectively.

Unleashed Inc.

Notes to the Unaudited Financial Statements

For the nine months ended December 31, 2017

NOTE 4 - INCOME TAX

The Company has approximately $52,717 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is not presently involved in any litigation.

NOTE 6 - GOING CONCERN

As set forth on the Company’s balance sheet, its current assets total $31,059 and $40,766 as of December 31, 2017 and March 31, 2017 respectively. These amounts do not provide adequate working capital for the Company to successfully operate its business and to service its debt. Further the Company has incurred losses since inception. This raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year by obtaining additional loans from Mr. Ridding and from equity funding. However, there can be no assurances that management’s plans will be successful. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 7 - CAPITAL STOCK

The Company was incorporated on March 5, 2015 in Nevada with authorized capital of 100,000,000 shares of $0.001 par value common stock.

On April 4, 2017, we issued 760,000 shares at $0.005 per share under a registration statement that was declared effective on April 15, 2016.

There were 28,070,000 and 27,280,000 shares of common stock issued and outstanding at December 31, 2017 and March 31, 2017 respectively.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Company Overview

We were incorporated as Unleashed Inc. on March 5, 2015 in the State of Nevada for the purpose of designing, distributing and selling swim, surf and open water related products to customers. Our office address is Klincová 37, 821 08 Bratislava, Slovakia, our phone is +42 123 300 6760 and our website is www.unleashedhardware.com.

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

Results of Operations for the three and nine months to December 31, 2017

Revenues

Our total revenue reported for the three months ended December 31, 2017 and 2016 was $0 and $0 respectively. Our total revenue reported for the nine months ended December 31, 2017 and 2016 was $230 and $9,282 respectively.

We expect revenues to increase for the year ended March 31, 2018 as a result of increased sales resulting from improved marketing and increased production. Subject to our ability to raise sufficient funds, we hope to develop our own e-commerce site in an effort to increase revenues.

Cost of Goods Sold

Our cost of goods sold for the three months to December 31, 2017 and 2016 was $0 and $0, respectively. Our cost of goods sold for the nine months ended December 31, 2017 and 2016 was $105 and $458, respectively. Our costs of goods sold as a percentage of sales increased for the nine months to December 31, 2017 as the company sold services in the nine months ended December 31, 2016 compared to selling goods in the current period. The services were provided to our customers by the company’s officers at no cost to the company.

Gross Profit/(loss)

Gross profit for the three months to December 31, 2017 and 2016 was $0 and $0, respectively. Gross profit for the nine months to December 31, 2017 and 2016 was $125 and $8,824, respectively.

Operating Expenses

Operating expenses were $4,541 and $4,190 for the three months to December 31, 2017 and 2016, respectively. Operating expenses were $15,269 and $17,141 for the nine months to December 31, 2017 and 2016, respectively

Our operating expenses for the three months to December, 2017 and 2016 consisted of depreciation in the amount of $79 and $72, respectively, general and administrative expenses of $322 and $492, respectively and professional fees of $4,140 and $3,626, respectively.

Our operating expenses for the nine months to December 31, 2017 and 2016 consisted of depreciation in the amount of $230 and $216, respectively, general and administrative expenses of $5,838 and $1,597 respectively, and professional fees of $9,201 and $15,328, respectively.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the three months to December 31, 2017 and 2016 was $4,541 and $4,190, respectively. Net loss for the nine months to December 31, 2017 and 2016 was $15,144 and $8,317, respectively

Liquidity and Capital Resources

As of December 31, 2017, we had total current assets of $31,059, consisting of cash and inventories. We had current liabilities of $1,851 consisting of accounts payable as of December 31, 2017. Accordingly, we had a working capital surplus of $29,208 as of December 31, 2017.

Operating activities used $12,995 and $21,241 in cash for the nine months ended December 31, 2017 and 2016, respectively.

Financing activities provided $462 and 27,250 in cash for the nine months ended December 31, 2017 and 2016, respectively.

Going Concern

Our current assets at December 31, 2017 total $31,059. This amount does not provide adequate working capital for us to successfully operate our business. Expenses incurred to the date of this prospectus are being recorded our books as they occur. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital. Management believes that we will be able to operate for the coming year by obtaining loans from Mr. Ridding and from equity funding, via proceeds raised from the offering set forth in this prospectus. However, there can be no assurances that management’s plans will be successful.

Off Balance Sheet Arrangements

As of December 31, 2017, there were no off balance sheet arrangements.

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

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified revenue reporting was a quantitative material weaknesses in our internal controls over financial reporting as of the end of the third quarter ended December 31, 2017.

There were no changes in our internal controls over financial reporting during the third quarter of the fiscal year ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: February 14, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anthony Ridding
Anthony Ridding President, Chief Executive Officer, Principal Executive Officer and Director

Date: February 14, 2018

By:	/s/ Candice Tomkins
Candice Tomkins Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

Date: February 14, 2018

