Form 10-K
period 2018-03-31
Unleashed Inc.
filed 2018-07-02
CIK 1666114

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended March 31, 2018

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end, March 31, 2018: N/A.

The number of shares issued and outstanding of issuer’s common stock, $.001 par value, as of June 29, 2018 was 28,070,000.

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

Registration Statement

We filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on February 8, 2016 pursuant to which we registered an offering to raise up to $250,000 in gross proceeds from sale of our common stock at a price per share of $0.005 (for a total of 50,000,000 shares of common stock). The registration statement was declared effective on April 15, 2016. As of the date of this report, we have sold 13,070,000 shares of our common stock in the offering and raised $65,350 in offering proceeds. The offering was closed April 5, 2017.

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

Facilities

We do not own any real property. We maintain our corporate office at Klincová 37, 821 08 Bratislava, Slovakia. Our address in the United Kingdom is 19 Lever Street, Manchester, M1 1AN, United Kingdom.

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

We have earned limited revenue since our inception which makes it difficult to evaluate whether we will operate profitably in the future. Revenues generated were $226 for the fiscal year ended March 31, 2018 and $9,730 for the fiscal year to March 31, 2017. Operating expenses were $25,682 for the fiscal year ended March 31, 2018 and $32,588 for the fiscal year to March 31, 2017. We have incurred a net loss of $26,193 for the fiscal year to March 31, 2018 and $23,308 for the fiscal year ended March 31, 2017. We have not attained sustained profitable operations since inception and are dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months. As of March 31, 2018, we had cash on hand in the amount of $25,805. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report dated June 29, 2018 as of and for fiscal year ended March 31, 2018 and the fiscal year to March 31, 2017 that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

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

Risks Associated with Our Business Model

Because we may be unable to complete our development, manufacturing and commercialization of our products, we could face significant harm to our business plans, prospects, results of operations and financial condition.

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

In addition, our administrative staff will be required to perform additional tasks. For example, as a public company, we will need to adopt additional internal controls and disclosure controls and procedures and bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under applicable securities laws.

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

Because we have only two officers and directors, Anthony Ridding and Candice Tomkins, they may not adequately be able to administer our internal controls over disclosure or financial reporting. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Since we have only two officers and directors, the controls can easily be circumvented by our officers and directors, which could result in adverse consequences to us.

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

Our officers and directors will allocate some portion of their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs as well as other matters.

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

Our directors are residents of Slovakia and the United Kingdom and investors may have difficulty enforcing any judgments against them within the United States.

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

Our commercial success depends significantly on our ability to hire and retain key personnel, we may not be able to implement our business plan.

Due to the specified nature of our business, having certain key personnel is essential to the creating and development of the products we plan to sell and thus to the entire business itself. Consequently, the loss of any of those individuals may have a substantial effect on our future success or failure. We may have to recruit qualified personnel with competitive compensation packages, equity participation, and other benefits that may affect the working capital available for our operations. Management may have to seek to obtain outside independent professionals to assist them in assessing the merits and risks of any business proposals as well as assisting in the development and operation of many company projects. No assurance can be given that we will be able to obtain such needed assistance on terms acceptable to us. Our failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on our operating results and financial condition.

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

Holders of our stock.

As of the date of this filing, the Company had 28 shareholders of record of our common stock.

Dividends.

Although there are no restrictions on the Company’s ability to declare or pay dividends, the Company has not declared or paid any dividends since our inception and do not anticipate paying dividends in the future.

Stock Option Grants.

As of the date of this filing, we do not have any stock option grants.

Securities authorized for issuance under equity compensation plans

The Company has no securities authorized for issuance under equity compensation plans as of March 31, 2018.

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

Current Offering

We filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on February 8, 2016 pursuant to which we registered an offering to raise up to $250,000 in gross proceeds from sale of our common stock at a price per share of $0.005 (for a total of 50,000,000 shares of common stock). The registration statement was declared effective on April 15, 2016. As of the date of this report, we have sold 13,070,000 shares of our common stock in the offering and raised $65,350 in offering proceeds. The offering was closed April 5, 2017.

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

1. In order to differentiate and develop our tow float from competitors we intend to produce a more robust inflatable dry bag. This would be manufactured from CORDURA 1000D fabric (100% nylon 6,6) with a waterproof layering. This material will withstand 500,000 rubs on a Martindale abrasion test and is the same material used in the manufacture of professional dry suits. This specification of tow float / inflatable dry bag will have a higher price point but be more appealing to individuals in an oceanographic environment requiring a higher level of wear and tear. Such markets include the emergency services (Maritime & Coastguard Agency), Lifeboat, rock climbers, coasteering and outdoor water activity centers, scuba divers and the boating industry. We have overcome initial problems of manufacture techniques and methods used in the production of a more diverse range of materials after a company trip to China in August 2017. We have tested a range of strong PVC Tarpaulin materials to improve production and heat welding techniques in order to work towards successfully manufacturing with CORDURA 1000D. We aim to have the manufacture method finalized and initial samples for testing ready within the next 6 months.

2. We have developed our original tow swim float to become a part of an inflatable dry bag backpack. We have invested in a new mould in order for us to manufacture a 5 sided waterproof backpack with 30 Liters of storage used for items such as wetsuits, goggles, towel, running equipment, food and hydration and swimming accessories. The original tow swim float has been adapted to have more storage areas and be a more versatile product. The back pack straps are now removable which makes the product more desirable to a broader range of athletes and larger potential market. The original tow float swim strap buckle has been adapted to a buckle that contains a safety whistle. This differentiates the tow float from our competitors as well as having an added safety features and unique selling points.

We are currently testing working samples of our new swim dry bag and aim to have a final product ready for production ready within the next 3 to 6 months.

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

As of March 31, 2018, we had current assets in the amount of $26,709 and current liabilities in the amount of $7,997. Accordingly, we had working capital surplus of $18,712 as of March 31, 2018. Our current working capital along with our revenues is not sufficient to enable us to implement our business plan as set forth herein. Our ability to remain in business without additional funding is questionable.

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

Results of Operations for the Fiscal Year ended March 31, 2018 compared with the Fiscal Year ended March 31, 2017.

Revenues

Our total revenue reported for the annual period ended March 31, 2018 was $226. Most of our revenues have occurred on third-party e-commerce sites and via our e-commerce website. Our total revenue reported for the annual period ended March 31, 2017 was $9,730.

Cost of Goods Sold

Our cost of goods sold for the annual period ended March 31, 2018 was $737 which consist mainly of raw materials, merchant and shipping fees. Our cost of goods sold for the annual period ended March 31, 2017 was $450 which consist mainly of raw materials, merchant and shipping fees. Increase in cost of goods sold is due to selling products in the current period as opposed to services in the prior year. The services were rendered to clients by our officers at no cost to the Company, which is normal for a start-up company.

Gross Profit/(Loss)

Gross loss for the year ended March 31, 2018 was $511. Gross profit for the year ended March 31, 2017 was $9,280, or approximately 95% of sales.

Operating Expenses

Operating expenses were $25,682 for the year ended March 31, 2018 compared with $32,588 for the year ended March 31, 2017. Our operating expenses for both periods consisted mainly of professional fees and general and administrative expenses.

Professional fees for the year ended March 31, 2018 were $18,726 compared with $20,893 for the year ended March 31, 2017. General and administrative costs, which include advertising and promotion, office supplies, travel, bad debt expenses and bank service charges, were $6,651 compared with $11,393 for the year to March 31, 2017. The decrease in general and administrative expenses for the 2018 period was due to the company not suffering any bad debts as in the prior year.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our becoming a reporting company under the Federal Securities Laws.

Other Comprehensive Income(Loss)

Other comprehensive income for year ended March 31, 2018 was $3,325 compared with other comprehensive loss of $3,788 for the year to March 31, 2017. The difference is due to exchange rate fluctuation.

Liquidity and Capital Resources

As at March 31, 2018 and March 31, 2017, respectively, we had total current assets consisting of cash and inventories of $26,709 and $40,767 and current liabilities of $7,997 and $3,250. Accordingly, as at March 31, 2018 and March 31, 2017, respectively, we had a working capital of $18,712 and $37,517. Our cash position reflect the proceeds from our offering.

Operating activities used $18,231 and 26,296 in cash for the fiscal year ended March 31, 2018 and 2017, respectively.

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

Going Concern

Our assets at March 31, 2018 total $26,934. This amount does not provide adequate working capital for us to successfully operate our business. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital. Management believes that we will be able to operate for the coming year by obtaining loans from Mr. Ridding and from equity funding, via proceeds raised from the referenced offering. However, there can be no assurances that management’s plans will be successful.

Off Balance Sheet Arrangements

As of March 31, 2018, there were no off balance sheet arrangements.

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 8. Financial Statements and Supplementary Data.

H&Co Audit Report

Certified Public Accountants (a professional corporation) 50 West Broadway, Suite 600 Salt Lake City, UT 84101 (801) 532-7800 Fax (801) 328-4461

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Unleashed Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Unleashed Inc. (the Company) as of March 31, 2018, and the related statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for the year ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses since inception, has negative cash flows from operations, and has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Haynie & Company

/s/ Haynie & Company
Salt Lake City, Utah

June 29, 2018 We have served as the Company’s auditor since 2017.

An Association of Independent Accounting Firms	1785 West Printers Row Salt Lake City, Utah 84119 (801) 972-4800	5974 South Fashion Pointe Dr., Suite 120 South Ogden, Utah 84403 (801) 479-4800	1221 West Mineral Avenue, Suite 202 Littleton, Colorado 80120-4544 (303) 734-4800	873 North Cleveland Avenue Loveland, Colorado 80537 (303) 577-4800	2702 N Loop 1604 East, Suite 202 San Antonio, Texas 78232 (210) 979-0055

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Unleashed, Inc.

Klincová 37, 821 08 Bratislava, Slovakia

We have audited the accompanying balance sheet of Unleashed Inc. as of March 31, 2017 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unleashed Inc. as of March 31, 2017 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Salt Lake City, Utah

July 7, 2017

Unleashed Inc.

Balance Sheets

	March 31,	March 31,
	2018	2017
ASSETS
Current Assets
Cash	$25,805	$39,863
Accounts Receivable	-	9,219
Allowance for doubtful debts	-	(9,219)
Inventories	904	903
Total Current Assets	26,709	40,766
Fixed Assets
Property and Equipment, net of accumulated depreciation of $1,071 and $668, respectively.	225	489
TOTAL ASSETS	$26,934	$41,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$7,997	$-
Due to Investor	-	3,250
Total Current Liabilities	7,997	-
Total Liabilities	7,997	3,250

Commitment & Contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 28,070,000 and 27,310,000 issued and outstanding as of March 31, 2018 and March 31, 2017 respectively	28,070	27,310
Additional paid-in capital	54,615	51,575
Accumulated deficit	(63,371)	(37,178)
Accumulated other comprehensive loss	(377)	(3,702)
Total Stockholders’ Equity	18,937	38,005

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,934	$41,255

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Statements of Comprehensive Loss

	Year Ended	Year Ended
	March 31,	March 31,
	2018	2017

Revenues	$226	$9,730

Cost of Goods Sold	737	450

Gross Profit (Loss)	(511)	9,280

Operating Expenses
Depreciation expense	305	302
General and administrative expenses	6,651	11,393
Professional Fees	18,726	20,893
Total Operating Expenses	25,682	32,588

Loss before Provision for Income Taxes	(26,193)	(23,308)

Provision for Income Taxes	-	-

Net Loss	$(26,193)	$(23,308)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	3,325	(3,788)
Total Comprehensive Loss	$(22,868)	$(27,096)

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	28,063,768	18,143,117

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Statements of Cash Flows

	Year Ended	Year Ended
	March 31,	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,193)	(23,308)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	305	302
Changes in:
Accounts receivable	-	(9,612)
Allowance for doubtful accounts	-	9,612
Accounts payable	7,556	(3,388)
Inventories	101	98
Net cash (used in) operating activities	(18,231)	(26,296)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and Equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	3,898	60,439
Due to Investor	(3,436)	3,472
Net cash provided by financing activities	462	63,911

Effect of exchange rate changes on cash	3,711	(2,910)

Changes in cash during the period	(14,058)	34,705

Cash at beginning of period	39,863	5,158

Cash at end of period	$25,805	39,863

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Statement of Stockholders’ Equity

As of March 31, 2018

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other
	Shares	Amount	Capital	Deficit	Comprehensive Income	Total
Balance, March 31, 2016	15,000,000	15,000	2,335	(13,870)	86	3,551

Stock issued for cash	12,310,000	12,310	49,240			61,550

Other comprehensive income/(loss)					(3,788)	(3,788)

Net loss	-	-	-	(23,308)		(23,308)
Balance, March 31, 2017	27,310,000	27,310	51,575	(37,178)	(3,702)	38,005

Stock issued for cash	$760,000	$760	$3,040			3,800

Other comprehensive income/(loss)					3,325	3,325

Net loss	-	-	-	(26,193)		(26,193)
Balance, March 31, 2018	28,070,000	28,070	54,615	(63,371)	(377)	18,937

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Notes to the Financial Statements

March 31, 2018 and 2017

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

Earnings (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, anti-dilutive and accounts payable. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Company cash is in a UK bank and is therefore not federally insured

Concentrations of Credit Risk

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

March 31, 2018 and 2017

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

Accounts Receivable:

The Company extends credit to customers based on the size of the customer, its payment history, and other factors. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts.

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

Our inventory as of March 31, 2018 included Tow floats and Goggles, we had no SUP’s in stock.

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

Depreciation, Amortization and Capitalization

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives (3-7 years). Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the residual balance method over their estimated useful lives (15 years). Amortization of our website is calculated by the residual balance method over their estimated useful lives (5 years). Historical costs are reviewed and evaluated for the net realizable value of the assets. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of long-lived assets existed at March 31, 2018 and March 31, 2017.

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

March 31, 2018 and 2017

When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

Foreign Currency Translation

The functional currency of the Company is Great British Pounds (GBP). Monetary assets and liabilities of our operations are translated into United States dollar equivalents using the exchange rates in effect at the balance sheet date. While nonmonetary assets and liabilities in addition to common stock and additional paid in capital are translated at historical rate. Revenue and expenses are translated at average rate and retained earnings at historical rate during each period. Spot and average rates as at March 31, 2018 and 2017 were USD/GBP 0.7125, 0.7549 and 0.7973 and 0.7675, respectively. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income as part of shareholders’ equity. These amounts were immaterial at March 31, 2017. During the year ended March 31, 2018, we recorded Foreign currency translation income of $3,325 and loss of ($3,788) for the year ended March 31, 2017.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues. As of:

	March 31, 2018	March 31, 2017
Equipment	$1,296	$1,157
Less accumulated depreciation	1071	668
Equipment, net	$225	$489

Assets are depreciated over their useful lives beginning when placed in service. Depreciation expenses were $305 and $302 for each of the year ended March 31, 2018 and for the year to March 31, 2017 respectively.

NOTE 4 - PROVISION FOR INCOME TAXES

The reconciliation of income tax provision (benefit) at the U.S. statutory rate of 34% for the year to March 31, 2018 and for the year to March 31, 2017 to the Company’s effective tax rate is as follows:

	March 31, 2018	March 31, 2017
Income tax benefit at statutory rate	$8,906	$7,925
Change in valuation allowance	(8,906)	(7,925)
Income tax provision	$-	$-

Unleashed Inc.

Notes to the Financial Statements

March 31, 2018 and 2017

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of March 31, 2018 and March 31, 2017 are as follows:

	March 31, 2018	March 31, 2017

Net Operating Loss carry forward	$18,400	$9,500
Valuation allowance	(18,400)	(9,500)
Net deferred tax asset	$–	$–

The Company has approximately $54,100 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is not presently involved in any litigations.

NOTE 6 - GOING CONCERN

As set forth on the Company’s balance sheet, its assets total $26,934 and $41,255 as of March 31, 2018 and March 31, 2017 respectively. These amounts do not provide adequate working capital for the Company to successfully operate its business and to service its debt. This raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year by obtaining additional loans from Mr. Ridding and from equity funding. However, there can be no assurances that management’s plans will be successful.

Unleashed Inc.

Notes to the Financial Statements

March 31, 2018 and 2017

NOTE 7 - CAPITAL STOCK

The Company was incorporated on March 5, 2015 in Nevada with authorized capital of 100,000,000 shares of $0.001 par value common stock.

On March 31, 2017, we issued 12,310,000 shares at $0.005 per share under a registration statement that was declared effective on April 15, 2016.

On April 4, 2017, we issued 760,000 shares at $0.005 per share under a registration statement that was declared effective on April 15, 2016.

On April 5, 2017, we closed the offering having issued 13,070,000 shares in the offering raising $65,350.

There were 28,070,000 and 27,310,000 shares of common stock issued and outstanding at March 31, 2018 and March 31, 2017 respectively.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified lack of segregation of duties, governance/oversight and timely communication with vendors to obtain invoices and record expenses and liabilities quantitative material weaknesses in our internal controls over financial reporting as of the end of the fiscal year ended March 31, 2018.

There were no changes in our internal controls over financial reporting during the fourth quarter of the fiscal year ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report on Form 10-K for the fiscal year ended March 31, 2018 does not include an auditor attestation report on our internal controls over financial reporting inasmuch as no attestation report was required under the rules of the Securities and Exchange Commission applicable to us as in effect at that time.

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

Name	Age	Position(s) and Office(s) Held
Anthony Ridding	68	President, Chief Executive Officer, and Director

Candice Tomkins	28	Chief Financial Officer, Secretary, Treasurer and Director

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony Ridding, President,	2017	0	0	0	0	0	0	0	0
CEO and director	2018	0	0	0	0	0	0	0	0

Candice Tomkins, CFO,	2017	0	0	0	0	0	0	0	0
Treasurer and director	2018	0	0	0	0	0	0	0	0

Narrative Disclosure to the Summary Compensation Table

We have not compensated Mr. Ridding or Ms. Tomkins for fiscal years 2017 and 2018 commensurate with our limited growth and resources. Both officers have agreed to act in such officer capacities without compensation until such time as we generate revenues to support their salaries, which are undetermined at this time.

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

No compensation was paid to any directors of the Company in such capacity during 2017 and 2018. Directors, however, are reimbursed for expenses incurred by them in connection with the Company’s business.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of June 29, 2018, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 28,070,000 shares of common stock issued and outstanding on June 29, 2018.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Anthony Ridding Klincová 37, 821 08 Bratislava, Slovakia	15,000,000	53%
Common	Total all executive officers and directors	15,000,000	53%

Common	Other 5% Shareholders
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

On March 5, 2015, our founder, President and CEO, Mr. Ridding acquired 15,000,000 common shares, at a price of $0.001 per share.

Item 14. Principal Accountant Fees and Services.

The company changes auditors from Pritchett, Siler & Hardy, PC to Haynie & Company during the fiscal year. The fees are set forth below:

	Fiscal year ending		Fiscal year ending
	March 31, 2018		March 31, 2017
Audit Fees		$11,000		$9,500
Audit Related Fees	$	NIL	$	NIL
Tax Fees	$	NIL	$	NIL
All Other Fees	$	NIL	$	NIL

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

Date: June 29, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anthony Ridding
Anthony Ridding President, Chief Executive Officer, Principal Executive Officer and Director

Date: June 29, 2018.

By:	/s/ Candice Tomkins
Candice Tomkins Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

Date: June 29, 2018.

