Form 10-Q
period 2018-06-30
Unleashed Inc.
filed 2018-08-20
CIK 1666114

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares issued and outstanding of issuer’s common stock, $.001 par value, as of August 20, 2018 was 28,070,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

2	Balance Sheet as of June 30, 2018 and March 31, 2018 (unaudited);
3	Statements of Comprehensive Loss for the three months ended June 30, 2018 and 2017 (unaudited);
4	Statements of Cash Flows for the three months ended June 30, 2018 and 2017 (unaudited); and
5	Notes to the unaudited Financial Statements.

Unleashed Inc.

Condensed Balance Sheets

	June 30,	March 31,
	2018	2018
	(Unaudited)
ASSETS
Current Assets
Cash	$17,125	$25,805
Inventories	850	904
Total Current Assets	17,975	26,709
Fixed Assets
Property and Equipment, net of accumulated depreciation of $1,082 and $668, respectively.	136	225
TOTAL ASSETS	$18,111	$26,934

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts payable	$15,705	$7,997
Total Current Liabilities	15,705	7,997
Total Liabilities	15,705	7,997

Commitment & Contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 28,070,000 and 28,070,000 issued and outstanding as of June 30, 2018 and March 31, 2018 respectively	28,070	28,070
Additional paid-in capital	54,615	54,615
Accumulated deficit	(79,231)	(63,371)
Accumulated other comprehensive loss	(1,048)	(377)
Total Stockholders' Equity	2,406	18,937

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,111	$26,934

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2018	2017

Revenues	$-	$183

Cost of Goods Sold	-	85

Gross Profit (Loss)	-	98

Operating Expenses
Depreciation expense	78	73
General and administrative expenses	815	495
Professional Fees	14,967	1,120
Total Operating Expenses	15,860	1,688

Loss before Provision for Income Taxes	(15,860)	(1,590)

Provision for Income Taxes	-	-

Net Loss	$(15,860)	$(1,590)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(874)	1,952
Total Comprehensive Loss	$(16,734)	$362

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	28,070,000	28,044,945

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,860)	$(1,590)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	78	73
Changes in:
Accounts payable	8,607	790
Inventories	-	81
Net cash (used in) operating activities	(7,175)	(646)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of investor loan	-	(3,360)
Proceeds from sale of common stock	-	3,950
Net cash provided by financing activities	-	590

Effect of exchange rate changes on cash	(1,505)	1,272

Changes in cash during the period	(8,680)	1,216

Cash at beginning of period	25,805	39,863

Cash at end of period	$17,125	41,079

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	-
Cash paid for interest	$-	-

The accompanying notes are an integral part of these financial statements.

Unleashed Inc.

Notes to the Condensed Unaudited Financial Statements

For the Three Months Ended June 30, 2018

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

Basis of presentation

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes. The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2018 and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

Unleashed Inc.

Notes to the Condensed Unaudited Financial Statements

For the Three Months Ended June 30, 2018

Foreign Currency Translation

The functional currency of the Company is Great British Pounds (GBP). Monetary assets and liabilities of our operations are translated into United States dollar equivalents using the exchange rates in effect at the balance sheet date. While nonmonetary assets and liabilities in addition to common stock and additional paid in capital are translated at historical rate. Revenues, expenses and retained earnings are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive loss in stockholders’ equity. As of June 30, 2018, these amounts were immaterial, and the total foreign currency translation gains included in accumulated comprehensive loss was $1,048.

	USD/GBP		GBP/USD
Period Average	0.7354	Period Average	1.3606
30-Jun-18	0.7579	30-Jun-18	1.3193

Recent Accounting Pronouncements

Beginning April 1, 2017, we implemented ASC 606.  Although the new revenue standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them.

NOTE 3 - PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues. As of:

	June 30, 2018	March 31, 2018
Equipment	$1,218	$1,296
Less accumulated depreciation	(1,082)	(1,071)
Equipment, net	$136	$225

Assets are depreciated over their useful lives beginning when placed in service. Depreciation expenses were $78 and $73 for the three months ended June 30, 2018 and 2017, respectively.

NOTE 4 - INCOME TAXES

The Company has approximately $79,250 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Unleashed Inc.

Notes to the Condensed Unaudited Financial Statements

For the Three Months Ended June 30, 2018

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is not presently involved in any litigation.

NOTE 6 - GOING CONCERN

As set forth on the Company’s balance sheet, its assets total $18,111 and $26,934 as of June 30, 2018 and March 31, 2018 respectively, to which there have been no adjustments. These amounts do not provide adequate working capital for the Company to successfully operate its business and to service its debt. Expenses incurred to the date of this prospectus are being recorded on the Company’s books as they occur. This raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year by obtaining additional loans from Mr. Ridding and from equity funding. However, there can be no assurances that management’s plans will be successful.

NOTE 7 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On March 5, 2015, the Company’s founder, President and CEO, Anthony Ridding, acquired 15,000,000 common shares issued by the Company, at a price of $0.001 per share.

NOTE 8 - CAPITAL STOCK

There were 28,070,000 and 28,070,000 shares of common stock issued and outstanding at June 30, 2018 and March 31, 2018 respectively. There were no shares of preferred stock issued and outstanding at June 30, 2018.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Company Overview

We were incorporated as Unleashed Inc. on March 5, 2015 in the State of Nevada for the purpose of designing, distributing and selling swim, surf and open water related products to customers. Our office address is Rastislavova 12, 949 01 Nitra, Slovakia, our phone is +42 123 300 6760 and our website is www.unleashedhardware.com.

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

Results of Operations for the three months to June 30, 2018

Revenues

Our total revenue reported for the three months ended June 30, 2018 was $0 compared with $183 for the three months to June 30, 2017. Most of our revenues have occurred on third-party e-commerce sites and via our e-commerce website.

We expect revenues to increase for the year ended March 31, 2019 as a result of planned improved marketing and increased production. Subject to our ability to raise sufficient funds, we hope to develop our own e-commerce site in an effort to increase revenues.

Cost of Goods Sold

Our cost of goods sold for the three months to June 30, 2018 was $0 compared with $85 for the three months to June 30, 2017.

Gross Profit/(loss)

Gross profit for the three months to June 30, 2018 was $0 compared with the gross profit for the three months to June 30, 2017 of $98.

Operating Expenses

Operating expenses were $15,860 and $1,688 for the three months to June 30, 2018 and 2017 respectively.

Our operating expenses for the three months to June 30, 2018 consisted of depreciation in the amount of $78, general and administrative expenses of $815 and professional fees of $14,967.

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

Net Loss

Net losses for the three months to June 30, 2018 and 2017 were $15,860 and $1,590 respectively.

Liquidity and Capital Resources

As of June 30, 2018, we had total current assets of $17,975, consisting of cash and inventories. We had current liabilities of $15,705 as of June 30, 2018. Accordingly, we had a working capital surplus of $2,270 as of June 30, 2018.

Operating activities used $7,175 in cash for the three months to June 30, 2018.

Our ability to operate beyond March 31, 2019, is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

Our assets at June 30, 2018 total $18,111. This amount does not provide adequate working capital for us to successfully operate our business. Expenses incurred to the date of this prospectus are being recorded our books as they occur. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital. Management believes that we will be able to operate for the coming year by obtaining loans from Mr. Ridding and from equity funding. However, there can be no assurances that management’s plans will be successful.

Off Balance Sheet Arrangements

As of June 30, 2018, there were no off balance sheet arrangements.

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

Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the first quarter of the fiscal year ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report on Form 10-Q for the quarter to June 30, 2018 does not include an auditor attestation report on our internal controls over financial reporting in as much as no attestation report was required under the rules of the Securities and Exchange Commission applicable to us as in effect at that time.

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

Date: August 20, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anthony Ridding
Anthony Ridding President, Chief Executive Officer, Principal Executive Officer and Director

Date: August 20, 2018

By:	/s/ Candice Tomkins
Candice Tomkins Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

Date: August 20, 2018